Form 10QSB
period 1999-11-30
GLOBALNETCARE INC
filed 1999-12-03
CIK 1079574

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:     September  30,  1999

[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT  OF  1934

     For  the  transition  period  from   to

     Commission  File  Number:  000-27097

                               GLOBALNETCARE, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)
FLORIDA                                         (Pending)
-------                                         --------
(State or other jurisdiction           (I.R.S. Employer
of incorporation or organization)      Identification No.)

Suite  950  -  2000  McGill  College,  Montreal,  Quebec,  Canada
-----------------------------------------------------------------
H3A  3A3
--------
(Address  of  principal  executive  offices)
(Zip  Code)

                                 (877) 288 4909
                                 --------------
              (Registrant's telephone number, including area code)

    (Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

     As of November 30, 1999, there were 13,858,129 shares of the Registrant's Common Shares issued and outstanding.

Transitional  Small  Business  Disclosure  Format (check one):  Yes [  ]  No [X]

PART  I          FINANCIAL INFORMATION

ITEM  1:          Financial  Statements



                                   DISCLOSURE

TO:     THE SHAREHOLDERS OF
        GLOBALNETCARE, INC.

It is the opinion of management that the interim financial statements ended September 30, 1999, include all adjustments necessary in order to make the financial statements not misleading.



Montreal,  Quebec                               /s/ Nick Pedafronimos
--------------------                            --------------------------
December 2, 1999                                Director of the Company

                               GLOBALNETCARE, INC.
                                MONTREAL, QUEBEC

                           QUARTERLY FINANCIAL REPORT
                           --------------------------
                       (CONSOLIDATED FINANCIAL STATEMENTS)
                          (UNAUDITED - SEE DISCLOSURE)
                            AS AT SEPTEMBER 30, 1999
                (WITH COMPARATIVE FIGURES FOR SEPTEMBER 30, 1998)

                               TABLE  OF  CONTENTS
                               -------------------



                                               PAGE
                                               ----


DISCLOSURE                                       1

BALANCE  SHEET                                   2

STATEMENT  OF  OPERATIONS  AND  DEFICIT          3

STATEMENT  OF  CHANGES  IN  FINANCIAL  POSITION  4

NOTES  TO  THE  FINANCIAL  STATEMENTS      5  -  7



                                   GLOBALNETCARE, INC.

                                      BALANCE SHEET
                                      -------------
                              (UNAUDITED - SEE DISCLOSURE)
                                AS AT SEPTEMBER 30, 1999
                    (WITH COMPARATIVE FIGURES FOR SEPTEMBER 30, 1998)



ASSETS
--------------------------------------------------------------

                                                                 SEPTEMBER    SEPTEMBER
                                                                   1999         1998
                                                                -----------  -----------
CURRENT ASSETS
    Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   29,528   $        -
    Sales Taxes Receivable . . . . . . . . . . . . . . . . . .      53,885            -
    Prepaid Rent . . . . . . . . . . . . . . . . . . . . . . .           -            -
    Deposit on Computer Equipment. . . . . . . . . . . . . . .         263            -
                                                                -----------  -----------

                                                                    83,676            -
                                                                -----------  -----------

CAPITAL ASSETS, At Cost Less Accumulated Amortization (Note 3)     166,688            -
                                                                -----------  -----------

                                                                $  250,364   $        -
                                                                ===========  ===========



LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------------

CURRENT LIABILITIES
    Accounts Payable . . . . . . . . . . . . . . . . . . . . .  $  104,161   $    2,332
                                                                -----------  -----------

ADVANCES FROM A DIRECTOR, Without Interest . . . . . . . . . .     242,554            -
                                                                -----------  -----------

SHAREHOLDERS' EQUITY
    Capital Stock (Note 4) . . . . . . . . . . . . . . . . . .     864,507        1,000
    Accumulated Foreign Currency Translation Adjustment. . . .      19,197            -
    Deficit. . . . . . . . . . . . . . . . . . . . . . . . . .    (980,055)      (3,332)
                                                                -----------  -----------

                                                                   (96,351)      (2,332)
                                                                -----------  -----------




                               GLOBALNETCARE, INC

                       STATEMENT OF OPERATIONS AND DEFICIT
                       -----------------------------------
                          (UNAUDITED - SEE DISCLOSURE)
                FOR THE NINE (9) MONTHS ENDED SEPTEMBER 30, 1999
                (WITH COMPARATIVE FIGURES FOR SEPTEMBER 30, 1998)



                                     (9 MONTHS)      (9 MONTHS)
                                     SEPTEMBER 1999  SEPTEMBER 1998
                                     --------------  ---------------
INTEREST INCOME. . . . . . . . . . . . .  $           608   $    -
                                          ----------------  ------

OPERATING EXPENSES
    Commissions, Contracts, and Wages. .          615,088    2,332
    Rent and Parking . . . . . . . . . .           77,972        -
    Communications . . . . . . . . . . .           29,951        -
    Professional Fees. . . . . . . . . .           70,001        -
    Registration Fees. . . . . . . . . .            1,374        -
    Advertising and Promotion. . . . . .           26,268        -
    Office Expenses. . . . . . . . . . .           22,652        -
    Maintenance and Repairs. . . . . . .              733        -
    Subscriptions and Memberships. . . .            3,275        -
    Travel Expenses. . . . . . . . . . .           28,796        -
    Taxes and Licenses . . . . . . . . .           12,555        -
    Amortization . . . . . . . . . . . .           27,741        -
                                          ----------------  ------

                                                  916,406    2,332
FINANCIAL EXPENSES
    Interest and Bank Charges. . . . . .            1,792        -
                                          ----------------  ------

                                                  918,198    2,332
                                          ----------------  ------

NET INCOME (LOSS). . . . . . . . . . . .         (917,590)   2,332

INCOME (DEFICIT), Beginning of the Year.          (62,465)   1,000
                                          ----------------  ------

INCOME (DEFICIT), End of the Year. . . .  $      (980,055)  $3,332
                                          ================  ======



                               GLOBALNETCARE, INC.

                             STATEMENT OF CASH FLOWS
                             -----------------------
                            (UNAUDITED -- DISCLOSURE)
                FOR THE NINE (9) MONTHS ENDED SEPTEMBER 30, 1999
                (WITH COMPARATIVE FIGURES FOR SEPTEMBER 30, 1998)



                                 (9 MONTHS)       (9 MONTHS)
                                           SEPTEMBER 1999    SEPTEMBER 1998
                            ------------------------------------
CASH FROM OPERATING ACTIVITIES
Net Income (Loss)                     $(986,879)  $(2,332)
Add:  Amortization                      40,959       -
                                      ----------  --------

                                      (945,920)   (2,332)

Net Change In Non-Cash Items           290,235     2,332
                                      ----------  --------

                                      (655,685)      -
                                      ----------  --------

CASH FROM INVESTING ACTIVITIES
Purchase of Equipment and Furniture   (197,491)      -
                                      ----------  --------

CASH FROM FINANCING ACTIVITIES
Issuance of Capital                    863,507       -
Accumulated Foreign Currency            19,197       -
                                      ----------  --------

                                       882,704       -
                                      ----------  --------


INCREASE (DECREASE) IN CASH             29,528       -

CASH, Beginning of the Period             -          -
                                      ----------  --------

CASH, End of the Period                $29,528       $-
                                      ==========  ========

                               GLOBALNETCARE, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                          (UNAUDITED - SEE DISCLOSURE)
                FOR THE NINE (9) MONTHS ENDED SEPTEMBER 30, 1999
                (WITH COMPARATIVE FIGURES FOR SEPTEMBER 30, 1998)



1.     HISTORY  AND  ORGANIZATION
       --------------------------

     The Company was organized on October 30, 1980, under the laws of the State of Florida as C.N.W. Corp. On February 1, 1981, the Corporation issued 1,000 shares of its $1 par value common stock for services of $1,000.

On July 21, 1998, the State of Florida approved the Company's restated Articles of Incorporation, which increased its capitalization from 1,000 common shares to 50,000,000 common shares. The par value was changed from $1 to $0.001.

On July 21, 1998, the Company changed its name to C.N.W. of Orlando Inc. and on December 28, 1998, changed to GlobalNetCare, Inc.


2.     ACCOUNTING  POLICIES
       --------------------

     CONSOLIDATION
     -------------

     The consolidated financial statements include the accounts of the company and its wholly-owned subsidiary, 3423336 Canada Ltd. All inter-company balances and transactions have been eliminated on consolidation.

     TRANSLATION  OF  FOREIGN  CURRENCIES
     ------------------------------------

     The components of the consolidated statements of operations related to its foreign subsidiary are translated to US dollars using average currency exchange rates in effect during the period and assets and liabilities are translated at the exchange rates in effect at the end of the accounting period. Gains and losses on translation are included in net income, except for the exchange gains or losses related to investments in self-sustaining foreign operations. Translation adjustments on self-sustaining foreign operations are included in a separate component of the shareholders' equity.

DIVIDENDS
---------

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

                               GLOBALNETCARE, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                          (UNAUDITED - SEE DISCLOSURE)
                FOR THE NINE (9) MONTHS ENDED SEPTEMBER 30, 1999
                (WITH COMPARATIVE FIGURES FOR SEPTEMBER 30, 1998)




3.     CAPITAL  ASSETS
       ---------------


                                         ACCUMULATED    1999 NET
                             COST        AMORTIZATION   BOOK VALUE
                           ------------- ------------   -----------
  Furniture and Equipment  $      31,119  $     4,782  $ 26,337
  Computer Equipment. . .        130,852       20,569   110,283
  Computer Software . . .         35,520        5,452    30,068
                           -------------  -----------  --------

                           $     197,491  $    30,803  $166,688
                           =============  ===========  ========




4.     CAPITAL  STOCK
       --------------


                                                 NUMBER OF         STATE VALUE
                                              SHARES (IN U.S.)  (IN U.S. DOLLARS)
                                              ----------------  -----------------
                           Beginning Balance         1,000,000   @    0.01    1,000
        Nov 5        Private Placement #1. .        11,750,000   @    0.01  117,500
        Dec 23       Private Placement #2. .           350,000   @    0.60  210,000
        Mar 24       Private Placement #3. .            82,087   @  0.2875  236,000
        June 4        Private Placement #4 .           115,384   @    2.60  300,000
    Capital Stock of 3423336 Cda Inc.. . . .                 -                    7
                                              ----------------  -----------------
                                                    13,297,471              864,507
                                              ================     =================

                               GLOBALNETCARE, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                          (UNAUDITED - SEE DISCLOSURE)
                FOR THE NINE (9) MONTHS ENDED SEPTEMBER 30, 1999
                (WITH COMPARATIVE FIGURES FOR SEPTEMBER 30, 1998)


The Company granted 920,000 employee stock options. The valuation date is July 28, 1999, and the option price per share is $2.00, which is above market value.

The Company has adopted the fair market value of accounting for the employee stock options. This method requires the Company to record and recognize a compensation expense in the financial statements for any stock options granted below the quoted market price. It is the intention of the Company to only grant employee stock options at market value or higher.

ITEM  2:          Management's  Discussion  or  Plan  of  Operation

GlobalNetCare continues to develop its unique Medical Expert System in order to become an important player in e-Health information market. The recent addition of the Women's Health and Nutrition Virtual Medical Centers makes for five current operational Virtual Medical Centers. The other three operational virtual medical centers include Hypertension, Breast Disease and Osteoporosis. The Company has recently completed two additional Virtual Medical Centers, Smoking and Health and Beauty, and expects to have those two additional Virtual Medical Centers online by the end of 1999.

The Company continues to develop its Doctor Directory. Each doctor listed in the Doctor Directory receives a webpage, link or lead service and other membership services on a month by month basis. The Doctor Directory in now operational with over 60 doctors, located worldwide, listed in the Doctor Directory.

The Company has several physicians (general practitioners) who will go online to answer short questions posed by GlobalNetCare.com's members. These physicians will refer users to specialists where appropriate. The Company expects that this service will become operational by the end of 1999, although there can be no assurance that this service will become operational as scheduled or at all.

The GlobalNetCare Pharmacy (med-store) is still under development and, pending successful negotiations through a strategic alliance, is scheduled to become operational in the first quarter of 2000, although there can be no assurance that this service will become operational as scheduled or at all. The Company is also in the process of forming certain alliances with pharmaceutical, medical and technical supply companies and anticipates that it will also generate revenue within the Pharmacy by selling banner advertising, through product sponsorship agreements, and by taking commission on pharmacy products sold on-line through the online Pharmacy.

The Company intends to implement a Scientific Advisory Committee, a Medical Policy Committee and an Ethics Committee. The Scientific Advisory Committee will consist of highly qualified and well respected medical doctors who will represent each of the Virtual Medical Centers and the teleconference project. The members of this committee will advise the Board of Directors on the progress and future plans of the Virtual Medical Centers and consult with other doctors and surgeons with future projects. The Medical Policy Committee will review the information in each of the Virtual Medical Centers. The Ethics Committee will set the policies and ethical guidelines for the information in the Virtual Medical Centers, the teleconference project and the Doctor Consultations. These three committees have not been created yet but the Company anticipates creating these committees by the end of December, 1999, although there can be no assurance that these committees will be established as scheduled or at all.

The Company also intends to implement a video teleconferencing project and a distance based training project. The teleconference project is a project where a team of medical specialists will operate a video teleconference over the Internet for the purpose of providing specialized diagnosis and treatment services in connection with various medical and health issues. The distance based training project is a project geared to train healthcare professionals on innovative and traditional diagnostic and therapeutic techniques initially for breast disease and then for other medical issues. The training will consist of online discussions, text, and question and answer sections. The Company continues to anticipate that both of these projects will be operational by the end of the 2000, although there can be no assurance that either of these services will become operational as schedule or at all.

To date, the Company has not hired the sales and marketing managers or expended any money on advertising as anticipated in the Company's Form 10-SB for the fiscal period ending December 31, 1998.

The Company's cash requirements for the 12 months ending August 31, 2000 are estimated at $6,180,000. The budgeted expenditures of $6,180,000 consist of $1,400,000 for print advertising, $650,000 for Internet advertising, $280,000 for promotions, $700,000 for hardware, software and facilities, $2,150,000 on employee salaries, contract salaries and consulting fees and $1,000,000 for fees in connection with doctor consultations. The cash requirements of $6,180,000 are based on the Company's estimates for operational costs in the 12 months ended August 31, 2000. At the present time, the Company intends to meet all cash requirements by conducting private placements of its common shares.

The Company is planning to sell banner advertising on all parts of its website. There will be several banner advertisements on many pages of the website including both large and small banner ads. To date, the Company has not yet sold any banner advertising for use on its website and there is no assurance that the Company will be able to generate any or significant revenues from the sale of such banner advertising.

The Company expects to spend approximately $200,000 between September 1, 1999 and August 31, 2000 for hardware, software and facilities. The Company does not expect the purchase or sale of plant or significant equipment except as mentioned above and does not expect significant changes in the number of employees.

Much of the information included in this Form 10-QSB includes or is based upon estimates, projections or other "forward-looking statements". While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties, some of which are outlined below. The Company cautions the readers that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". Readers should carefully consider the following factors, as well as the risk factors outlined in the Company's Form 10-SB for the fiscal period ended December 31, 1998, in evaluating the Company, its business and any investment in the Company. A copy of the Company's Form 10-SB can be obtained from the Securities and Exchange Commission (the "SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or on the SEC's Internet website (http://www.sec.gov). Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Such risks and uncertainties that could have a negative impact on the Company's plans, estimates, projections and actual results include: (i) the Company's limited operating history and its history of losses; (ii) the Company's immediate and continuing need for additional equity financing to meet its cash requirements and the possible inability of the Company to attract investors for its equity securities or otherwise raise adequate funds from any source; (iii) increased governmental regulation of the healthcare industry; (iv) the possible inability of the Company to enter into any strategic alliances in connection with the GlobalNetCare Pharmacy; (v) the possible inability to generate any or significant revenues to continue its operations; (vi) the possible inability to attract and retain sufficiently trained and experienced doctors for the online doctor consultation service, marketing and sales personnel to market the Company's website and its services, and experienced businesspersons to manage the continuing operations of the Company; (vii) the possible inability of the Company to successfully develop, implement and market the video teleconferencing program and distance based training program due to the failure to attract and retain adequately trained doctors and other factors and the failure of the medical community to accept such services or other new projects; and (viii) the continued reliance on the Internet as a source for healthcare information.


PART  II     OTHER  INFORMATION

ITEM  1:          Legal  Proceedings

No legal proceedings have been commenced by or against the Company in the quarter for which this Form 10-Q is filed. There have been no material developments or new legal proceedings commenced against the Company since the filing of the Company's Form 10-SB for the fiscal periods ending December 31, 1998 (audited) and June 30, 1999 (unaudited).

ITEM  2:          Changes in Securities and Unregistered Offerings of Securities

The Company did not sell or issue any common shares during the period covered by this form 10-Q that were not registered under the Securities Act of 1933.

ITEM  3:          Defaults  Upon  Senior  Securities

Not  Applicable.

ITEM  4:          Submission  of  Matters  to  a  Vote  of  Security  Holders

Not  Applicable.

ITEM  5:          Other  Information

On November 1, 1999, Harvey Lalach was appointed as the Chief Operating Officer of the Company.

ITEM  6:          Exhibits  and  Reports  on  Form  8-K

27.01     Financial  Data  Schedule  (EDGAR  version  only)

No reports on Form 8-K were filed during the quarter for which this Form 10-QSB is filed.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated  December  3,  1999


GLOBALNETCARE,  INC.


Per:  /s/ George Tsoukas          Date: December 3, 1999
       ------------------         ----------------------
       Chief Executive Officer
       and Director

Per:  /s/ Nick Pedafronimos       Date: December 3, 1999
      ---------------------       -----------------------
      Director

PART  I          FINANCIAL  INFORMATION

Item  1:          Financial  Statements:

     Consolidated  Balance  Sheet  as  of  September  30,  1999
     Consolidated Statements of Income for the nine months ended September 30, 1998 and 1999
     Consolidated Statement of Cash Flows for the nine months ended September 30, 1998 and 1999
     Notes  to  Consolidated  Financial  Statements.

Item  2:          Management's  Discussion  and  Analysis  or  Plan of Operation

PART  II          OTHER  INFORMATION

Item  1:          Legal  Proceedings
Item  2:          Changes in Securities and Unregistered Offerings of Securities
Item  3:          Default  upon  Senior  Securities
Item  4:          Submissions  of  Matters  to  a  Vote  of  Security  Holders
Item  5:          Other  Information
Item  6:          Exhibits  and  Reports  on  Form  8-K
Signatures