Form 10KSB40
period 1999-12-31
GLOBALNETCARE INC
filed 2000-03-31
CIK 1079574

THIS DOCUMENT IS A COPY OF THE FORM 10-KSB FILED ON MARCH 30, 2000 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549
                                                         OMB APPROVAL
                                              OMB  Number:  3235-0420
                                             Expires:  May  31,  2000
                                           Estimated  average  burden
                                        hours  per  response  3225.00
                                        -----------------------------

                                   FORM 10-KSB
(Mark  One)
[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
     For  the  fiscal  year  ended  December  31,  1999
                                    -------------------
[ } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from          to

     Commission  file  number

                               GLOBALNETCARE, INC.
                               -------------------
                 (Name of small business issuer in its charter)

   FLORIDA                                                            980215778
   -------                                                            ---------
(State or other jurisdiction of incorporation or organization)          (I.R.S.
                                                   Employer Identification No.)

                         SUITE 950 - 2000 MCGILL COLLEGE
                    MONTREAL, QUEBEC, CANADA                 H3A 3H3
                    ------------------------                 -------
          (Address of principal executive offices)          (Zip Code)

Issuer's  telephone  number  (877)  288-4909

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

     Title of each class          Name of each exchange on which registered
           N/A                               N/A
           ---                               ---

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                         COMMON STOCK, PAR VALUE $0.001
                         ------------------------------
                                (Title of class)

POTENTIAL PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes  [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State  issuer's  revenues  for  its  most  recent  fiscal  year:  $620

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

9,106,627  common  shares  @$0.6355(1)=  $5,696,195
---------------------------------------------------

(1)  Average  of  the  bid  and  average  closing  prices  on  March  22,  2000.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

15,973,127  common  shares, par value $0.001, issued and outstanding as at
March 22,  2000
--------------------------------------------------------------------------------

     Transitional Small Business Disclosure Format (Check one):  Yes [ ]No [X]

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS.

Introduction

GlobalNetCare, Inc. (hereinafter referred to as the "Company" or "GlobalNetCare") operates "GlobalNetCare.com", a health care oriented internet website that provides medical information to both healthcare professionals and individuals. The Company's corporate offices are located at GlobalNetCare, Inc., Suite 950 - 2000 McGill College, Montreal, Quebec H3A 3H3. The telephone number is (877) 288-4909 and the facsimile number is (514) 288-6309. As of April 1, 2000, the Company's corporate offices will be located at Suite 204, 65 Brunswick, Dollard des Ormeaux, Quebec, Canada. The telephone number will be
(514)  421-2294  and  the  facsimile  number  will  be  (514)  421-6760.

The Company's consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this Annual Statement, unless otherwise specified, all dollar amounts are expressed in United States Dollars. Herein, all references to "CDN$" refer to Canadian Dollars and all references to common shares refer to common shares in the capital stock of the Company.

Business  Development  of  Issuer  During  Last  Three  Years

GlobalNetCare, Inc. was incorporated under the laws of the State of Florida on October 30, 1980 under the name "C.N.W. Corp." but was inactive and was not kept in good standing with the Florida Department of State. The Company was reinstated as active by the Florida Department of State on July 21, 1998. On July 21, 1998, the name of the Company was changed to "C.N.W. of Orlando, Inc.". On January 14, 1999, the Company's name was changed to "GlobalNetCare, Inc.". On July 21, 1998, the Company filed restated Articles of Incorporation which increased its authorized capital from 1,000 common shares to 50,000,000 common shares, changed the par value of its common shares from $1.00 to $0.001 and also forward split its common shares 1,000 to 1. After the stock split, the Company's issued and outstanding common shares increased from 1,000 to 1,000,000. On March 17, 2000, the directors of the Company approved a resolution increasing the Company's authorized capital from 50,000,000 common shares to 100,000,000 common shares. The Company is in the process of filing its restated Articles of Incorporation with the State of Florida.

The Company has one wholly owned subsidiary, 3423336 Canada Ltd. ("3423336"), a corporation formed under the federal laws of Canada on February 3, 1998 and registered as an extra-provincial company in Quebec on November 23, 1998. The directors and officers of 3423336 are Harvey Lalach (Director and President), Nick Pedafronimos (Director and Secretary) and Patrick Power (Director), all of whom are also officers and/or directors of the Company.

Business  of  the  Company

The Company currently offers health and medical information via its information website, GlobalNetCare.com (the "Website"). The Website consists of several
"Virtual Medical Centers" that provide health care professionals and people seeking information with an easy-to-use, interactive experience designed to address their subjects of concern and to create individual virtual medical records.

Despite the efforts of the Company's management, the Website did not attract the number of users or advertisers the Company anticipated, and accordingly did not generate the revenue required for the continued operation and maintenance of the Website. The Website has not been updated since October, 1999. The anticipated plans and operation of the Company, as described in its Form 10-SB (amended) have not and will not be achieved or further pursued further by the Company. Due to its inability to generate sufficient revenues to continue operations, the Company has decided to seek and identify a different line of business. To date, the Company has not effected a change of business, and continues to operate the Website on a scaled down basis.

Virtual  Medical  Centers

Since the Company filed its 10-SB (amended) on October 19, 1999, it has not added any further Virtual Medical Centres (the "Virtual Medical Centres" or the "VMCs") to the Website, as revenues predicted in connection with various activities on the Website were not realized. As the revenue streams failed to materialize, a strain was put upon the Company's cash flow; and, as a result, the Company decided to halt further development of the Virtual Medical Centres and the Website. In addition, none of the existing VMCs have been updated since the Company filed its 10-SB (amended) on October 19, 1999. At this time, Dr. George Tsoukas and Dr. David Mulder continue to oversee the content of the Virtual Medical Centres.

Doctor  and  Senior  Doctor  Consultations

As a result of the Company's inability to generate any revenue in connection with the operation of the Website, it was unable to offer its Doctor and Senior Doctor Consultation service, which was originally scheduled to begin on-line consultations in the fall of 1999. The Company did not hire any doctors for the Doctor and Senior Doctor Consultation service due to its lack of cash flow. Virtual Surgical Centre

The Virtual Surgical Centre, which was under development in the fall of 1999, was not completed, and the Company does not anticipate that it will be completed.

Doctor  Directory

The Doctor Directory was last updated in February, 2000. As of March 10, 2000, the Doctor Directory had approximately 75 doctors and continues to operate as a free service. Since the Doctor Directory did not attract a substantial number of listings, the Company was not able to implement the fee to be listed on the Doctor Directory and accordingly, no revenue was generated from the Doctor Directory.

GlobalNetCare  Pharmacy

The Company was unable to secure any contracts for the GlobalNetCare Pharmacy, as a result of which, the Pharmacy was not implemented and no revenue was generated.

Product  Pages

The Company was unable to secure any paid advertising by medical related product manufacturers, and therefore the Product Pages, which were anticipated to be a major source of the Company's revenue, were not developed. The Company was not able to provide direct links to websites of pharmaceutical companies as expected and again no revenue was generated from the service as expected.

Research  and  Development

Since October, 1999, the Company has expended approximately $100,000 in an effort to add two Virtual Medical Centres to the existing VMCs on the Website. The Company does not anticipate that it will expend further money on research and development in order to add further VMC's to the Website.

Employees

As of March 22, 2000, the Company had 2 part-time employees, including a nutritionist and an investor relations specialist. Both employees are currently searching for employment elsewhere and the Company anticipates that both employees will no longer be employed after March 31, 2000.

Risk  Factors

Much of the information included in this Annual Report includes or is based upon estimates, projections or other "forward-looking statements". Such forward looking statements include any projections or estimates made by the Company and its management in connection with its business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. The Company cautions the readers that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". Readers should carefully consider the following factors in evaluating the Company, its business and any investment in the Company.

Penny  Stock  Rules

The Company's common shares are subject to rules promulgated by the SEC relating to "penny stocks", which apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the SEC. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the such penny stocks. These rules may discourage or restrict the ability of brokers to sell the Company's common shares and may affect the secondary market for the Company's common shares. These rules could also hamper the Company's ability to raise funds in the primary market for the Company's common shares.

Limited  Operating  History

The Company initiated its operations in January, 1999, and was largely unsuccessful in its endeavor to become a leading provider of medical and health-related information via the Internet. As a result of the Company's lack of success generally and to its inability to generate revenues, management of the Company has determined that it is in the Company's best interest to pursue a new line of business (see Item 6 Plan of Operation). As such, the Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to identify and capitalize on a new business opportunity.

History  of  Losses

The Company has not achieved profitability and expects to continue to incur net losses for the foreseeable future and may never become profitable. The Company has incurred net losses of approximately $2.8 million for the year ended December 31, 1999.

The Company's ability to generate any or significant revenues as it currently operates has proved to be unrealistic and impossible. The Company's short and long-term prospects depend upon its ability to select and secure a suitable business opportunity. In order for the Company to make a profit, it will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if it becomes profitable, the Company may not sustain or increase its profits on a quarterly or annual basis in the future.

Limited  History  or  Revenue  and  Minimal  Assets

The Company has a limited operating history and has generated no revenues or earnings from its operations as a provider of health and medical information via the Website. The Company has no significant assets or financial resources, and will, in all likelihood, sustain operating expenses without corresponding revenues, at least until it completes a business combination or acquire a business opportunity. This may result in the Company incurring a net operating loss which will increase continuously until the Company completes a business combination or acquire a business opportunity that can generate revenues that result in a net profit to the Company. There is no assurance that the Company will identify a suitable business opportunity or complete a business combination

Speculative  Nature  of  Company's  Proposed  Operations

The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition, and management of any identified business opportunity. While management intends to seek business opportunities and/or business combinations with entities having established operating histories, there is no assurance that the Company will successfully locate business opportunities meeting such criteria. In the event that the Company completes a business combination or otherwise acquires a business opportunity, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm, together with numerous other factors beyond the Company's control.

Scarcity  of  and  Competition  for  Business  Opportunities  and  Combinations
The Company is, and will continue to be, an insignificant participant in the business of seeking mergers and joint ventures with, and acquisitions of small private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may also be desirable target candidates for the Company. Virtually all such entities have significantly greater financial resources, technical expertise, and managerial capabilities than the Company. The Company is, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

No Agreement for Business Combination of Other Transaction/No Standards for Business Combination

The Company has no arrangement, agreement, or understanding with respect to engaging in a business combination with any private entity. There can be no assurance the Company will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth, or other negative characteristics.

Continued  Management  Control/Limited  Time  Availability

While seeking to acquire a business opportunity or identity management anticipates devoting up to 100 hours per month to the business of the Company. The Company's officers have not entered into written employment agreements with the Company with respect to its proposed plan of operation, and are not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations.

Reporting  Requirements  May  Delay  or  Preclude  Acquisition
Companies subject to Section 13 of the Securities Exchange Act of 1934 (the "1934 Act") must provide certain information about significant acquisitions, including audited financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or even preclude the Company from completing an otherwise desirable acquisition. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

Lack  of  Market  Research  or  Marketing  Organization

The Company has not conducted or received results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even if there is demand for a business combination as contemplated by the Company, there is no assurance the Company will successfully complete such a transaction.

Lack  of  Diversification

In all likelihood, the Company's proposed operations, even if successful, will result in a business combination with only one entity. Consequently, the resulting activities will be limited to that entity's business. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry, thereby increasing the risks associated with the Company's operations.

Regulation

Although the Company will be subject to regulation under the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940, meaning that the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

Probable  Change  in  Control  and  Management

A business combination or acquisition of a business opportunity involving the issuance of the Company's common shares will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination or acquisition of a business opportunity may require management of the Company to sell or transfer all or a portion of the Company's common shares held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

Reduction  of  Percentage  Share  Ownership  Following  Business  Combination

The Company's primary plan of operation is based upon the acquisition of a business opportunity or a business combination with a private concern, which, in all likelihood, would result in the Company issuing common shares to shareholders of such private company. Issuing previously authorized and unissued common shares of the Company will reduce the percentage of common shares owned by present and prospective shareholders, and a change in the Company's control and/or management.

Disadvantages  of  "Blank  Check"  Offerings

The Company may enter into a business combination with an entity that desires to establish a public trading market for its shares. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. The perceived adverse consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders, and the inability or unwillingness to comply with various federal and state securities laws enacted for the protection of investors. These securities laws primarily relate to registering securities and full disclosure of the Company's business, management, and financial statements.

Taxation

Federal and state tax consequences will, in all likelihood, be major considerations in any business acquisition or combination the Company may undertake. Typically, these transactions may be structured to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity. Management cannot ensure that a business combination will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of common shares or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

Requirement of Audited Financial Statements may Disqualify Business Opportunity Management believes that any potential target company must provide audited financial statements for review, and for the protection of all parties to the business acquisition or combination. One or more attractive business opportunities may forego a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

Blue  Sky  Considerations

Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, and the Company has no current plans to register or qualify its shares in any state, holders of these shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky restrictions upon the ability of new investors to purchase the securities. These restrictions could reduce the size of any potential market. As a result of recent changes in federal law, non-issuer trading or resale of the Company's securities is exempt from state registration or qualification requirements in most states. However, some states may continue to restrict the trading or resale of blind-pool or "blank-check" securities. Accordingly, investors should consider any potential secondary market for the Company's securities to be a limited one.

ITEM  2.     DESCRIPTION  OF  PROPERTY

The Company's principal executive and administrative offices are located at Suite 950 - 2000 McGill College, Montreal, Quebec H3A 3H3. The Company leases (the "Lease") a 5,948 square foot facility through the period ending June 14, 2002 at a rental of approximately CDN$3,965 (approximately $2,640) per month, plus a pro-rated proportion of various operating expenses, utilities, real estate, business and water taxes. This facility consists of the Company's office and administration area and houses all of the Company's operations. The Company anticipates that its space under the Lease will be taken over by Rampart Securities on April 1, 2000 pursuant to a sublease (the "Sublease") to be executed by the United Bank of Switzerland, the Company and Rampart Securities. The Company will have no ongoing liability under the Lease; however, it will become liable should Rampart Securities default under the terms of the Sublease.

As of April 1, 2000, the Company's principal and administrative offices will be located at Suite 204, 65 Brunswick, Dollard des Ormeaux, Quebec, Canada. The Company will lease the premises on a month to month basis at a rate of $1,200 per month pursuant to a verbal agreement. The new offices will consist of approximately 500 square feet in two offices.

ITEM  3.     LEGAL  PROCEEDINGS

Dr.  Chris  Kokkalis

Dr. Chris Kokkalis, a former director and officer of the Company, commenced a lawsuit in the Quebec Superior Court on January 31, 2000 (the "Kokkalis Action") against Nick Pedafronimos, George Tsoukas and the Company's subsidiary, 3423336 (collectively, the "Defendants"). In his declaration, Chris Kokkalis alleges that on October 29, 1999, he was forced to resign due to a conflict with the Defendants. Dr. Kokkalis further alleges that, pursuant to an agreement, dated July 4, 1999, he is entitled to the transfer of 200,000 common shares from Nick Pedafronimos and pursuant to an agreement, dated July 16, 1999, he is entitled to the transfer of 200,000 common shares from George Tsoukas. He also claims he is entitled to the amount of these shares as at the dates of these agreements. As of March 10, 2000, the Kokkalis Action is still pending.

Dr.  Fontini  Sampalis  and  Dr.  Ronald  Denis

The Company anticipates that legal proceedings may be commenced against it by Drs. Sampalis and Denis, with respect to employment agreements between Drs. Sampali and Denis and the Company (the "Agreements"), although as of March 10, 2000, no action had been commenced. It is the Company's position that the Agreements were improperly executed on the Company's behalf, and that in any event, neither Dr. Sampalis nor Dr. Denis performed their respective obligations under the Agreements, thereby relieving the Company of all of its obligations under the Agreements.

The Company knows of no other material, active or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no other proceedings in which any director, officer of affiliate of the Company, or any registered or beneficial shareholder is an adverse party or has a material interest adverse to the Company.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Not  applicable.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The Company's common shares trade in the United States on the National Association of Securities Dealers Over-the-Counter Bulletin Board (the "OTC Bulletin Board") with the symbol "GBCR" and CUSIP# 37937Q-10-2.

The table set forth below lists the volume of trading and high and low bid prices on the OTC Bulletin Board for the Company's common shares since December 9, 1998(1). The closing price on March 14, 1999 was $0.57.


QUARTER ENDED                 VOLUME     HIGH    LOW
Period ended March 14, 2000  8,492,000  $0.938  $ 0.25
December 31, 1999 . . . . .  1,604,600  $0.938  $0.313
September 30, 1999. . . . .    895,900  $ 2.25  $ 0.75
June 30, 1999 . . . . . . .  1,061,600  $3.130  $1.500
March 31, 1999. . . . . . .    332,900  $3.375  $2.250
---------------------------  ---------  ------  ------
December 9 to 31, 1998. . .    495,400  $3.875  $2.000
===========================  =========  ======  ======

(1) The Company's common shares commenced trading on December 9, 1998. The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The Company's common shares are issued in registered form. Interwest Transfer Co. Inc. (Suite 100, 1981 East 4800 South, Salt Lake City, Utah 84117) is the registrar and transfer agent for the common shares.

On March 22, 2000, the shareholders' list for the Company's common shares showed 25 registered shareholders and 15,973,127 shares outstanding. The Company has researched indirect holdings registered to the various depository institutions and stock brokerage firms, and estimates that there were approximately 25 additional beneficial shareholders at the above date.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on the Company's common shares, the intention of the Company is to retain future earnings for use in its operations and the expansion of its business.

Recent  Sales  of  Unregistered  Securities

In the past fiscal year ended December 31, 1999, the Company has sold the following common shares without registering such common shares under the Securities Act of 1933:

On February 9, 1999, the Company sold to Vasiliki Kapantais a total of 82,087 common shares for total cash consideration of $236,000 relying on Rule 504 of Regulation D under the Securities Act of 1933, as amended. This private placement of shares issued to Mr. Kapantais were issued at a price of $2.875 per common share, which was based on the ten day average trading price (for the ten days proceeding the sale) of the stock at that time.

On June 25, 1999, the Company sold to Tomlen, a Greek corporation, a total of 115,384 common shares for total cash consideration of $300,000 relying on Rule 504 of Regulation D under the Securities Act of 1933, as amended. The shares issued to Tomlen were issued at a price of $2.60 per common share, which was based on the ten day average trading price (for the ten days proceeding the sale) of the stock at that time.

On November 17, 1999, pursuant to an agreement between the Company and Leo Valkanas with respect to a finders fee, the Company issued 24,908 shares (the equivalent to 7.5% of the gross proceeds of all the above-noted private placements). The shares were issued to Mr. Valkanas for a cash value of $64,738 representing 7.5% of $836,500, the gross proceeds of all the private placements in which Mr. Valkanas was involved. The shares were issued to Mr. Valkanas relying on Regulation S under the Securities Act of 1933, as amended. On November 18, 1999, the Company issued 35,750 common shares to Eve Lowry, at a price of $2.80 per common share, in consideration of an exclusive license granted to the Company, which allows the Company to use certain photographic slide programs regarding food, nutrition and general health on the Website. The shares were issued pursuant to Rule 504 of Regulation D of the 1933 Act. On December 8, 1999, the Company issued 500,000 common shares to Jimmy Foussekis at a deemed price of $0.56 per share, pursuant to an employment agreement between the Company and Mr. Foussekis, dated November 1,

1999. The shares were issued to Mr. Foussekis relying on Regulation S under the Securities Act of 1933, as amended.

On December 8, 1999, the Company issued 500,000 common shares to Harvey Lalach at a deemed price of $0.56 per share, pursuant to an employment agreement between the Company and Mr. Lalach, dated November 1, 1999. The shares were issued to Mr. Lalach relying on Regulation S under the Securities Act of 1933, as amended.

On February 7, 2000, the Company granted Mr. Foussekis options to acquire 300,000 common shares in the capital stock of the Company at a price of $0.50 per share, exercisable by Mr. Foussekis and vested in accordance with the vesting schedule specified in the incentive stock option agreement, up to and including February 7, 2005. The Company and Mr. Foussekis have agreed to cancel these options.

On February 7, 2000, the Company granted Harvey Lalach 300,000 common shares in the capital stock of the Company at a price of $0.50 per share, exercisable by Mr. Lalach and vested in accordance with the vesting schedule specified in the incentive stock option agreement, up to and including February 7, 2005. The Company and Mr. Lalach have agreed to cancel these options.

ITEM  6.     PLAN  OF  OPERATION

PLAN  OF  OPERATION
-------------------

The Website did not attract the number of users and paying advertisers as the Company had anticipated. As a result, the Company failed to generate any revenues and, in light of the foregoing, has elected to identify and pursue a new business opportunity.

The Company's plan is to seek, investigate, and if such investigations warrant, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption and throughout this Annual Report is purposefully general and is not meant to restrict the Company's virtually unlimited discretion to search for and enter into a business combination. The Company may seek a business combination with a firm which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve acquiring or merging with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

Selecting a business opportunity will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such perceived benefits of a publicly traded corporation may include:
- facilitating or improving the terms on which additional equity financing may be sought;
-     providing  liquidity  for  the  principals  of  a  business;
- creating a means for providing incentive stock options or similar benefits to key employees; or
- providing liquidity (subject to restrictions of applicable statutes) for all shareholders.

Potentially available business opportunities and/or business combination may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Management believes that the Company may be able to benefit from the use of "leverage" to acquire a target company. Leveraging a transaction involves acquiring a business while incurring significant indebtedness for a large percentage of the purchase price of that business. Through leveraged transactions, the Company would be required to use less of its available funds to acquire a target company and, therefore, could commit those funds to the operations of the business, to combinations with other target companies, or to other activities. The borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the acquired business. If that business is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that the Company must commit to acquire a business, may correspondingly increase the risk of loss to the Company.

No assurance can be given as to the terms or availability of financing for any acquisition of a business opportunity or business combination by the Company. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates, because the investment in the business held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which the Company may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of the Company. It is not possible at this time to predict the restrictions, if any, which lenders may impose, or the impact thereof on the Company.

The Company has insufficient capital with which to provide the owners of businesses significant cash or other assets. Management believes the Company will offer owners of businesses the opportunity to acquire a controlling ownership interest in a public company at a substantially lower cost than is required to conduct an initial public offering. The owners of the businesses will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their common shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity or business combination, including the costs of preparing post-effective amendments, Form 8-Ks, agreements, and related reports and documents. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a businesses. The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its common shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

Sources  of  Opportunities

The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors, as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations. Management, while not especially experienced in matters relating to the new business of the Company, will rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein.
However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation.

There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future. In the past, the Company's management has never used outside consultants or advisors in connection with a merger or acquisition. As is customary in the industry, the Company may pay a finder's fee for the location of an appropriate business opportunity or business combination. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction rateably down to 1% in a $4,000,000 transaction. Management has adopted a policy that such a finder's fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing a transaction to the Company.

The Company will not have sufficient funds to undertake any significant development, marketing, and manufacturing of any products which may be acquired instead of the acquisition of a business opportunity or business combination. Accordingly, if it acquires the rights to a product, rather than entering into a merger or acquisition, it most likely would need to seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or to interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

Evaluation  of  Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider, among other factors, such matters as:
-     the  available  technical,  financial  and  managerial  resources;
-     working  capital  and  other  financial  requirements;
-     history  of  operation,  if  any;
-     prospects  for  the  future;
-     present  and  expected  competition;
- the quality and experience of management services which may be available and the depth of that management;
-     the  potential  for  further  research,  development  or  exploration;
- specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company;
-     the  potential  for  growth  or  expansion;
-     the  potential  for  profit;
- the perceived public recognition or acceptance of products, services or trades; and
-     name  identification.

Management will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

Opportunities in which the Company participates will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. The Company's shareholders must, therefore, depend on management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to the Company's participation). Even after the Company's participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss by the Company of the related costs incurred. There is the additional risk that the Company will not find a suitable target. Management does not believe the Company will generate revenue without finding and completing the acquisition of a suitable business opportunity or a transaction with a suitable target company. If no such business opportunity target is found, therefore, no return on an investment in the Company will be realized, and there will not, most likely, be a market for the Company's common shares.

Acquisition  of  Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. Once a transaction is complete, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's common shares may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding common shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company may:
-     meet  personally  with  management  and  key  personnel;
-     visit  and  inspect  material  facilities;

- obtain independent analysis or verification of certain information provided;
-     check  references  of  management  and  key  personnel,  and
- take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

The manner in which the Company participates in an opportunity with a target company will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which the target company's shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will, in all likelihood, hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

Management has advanced, and will continue to advance, funds which shall be used by the Company in identifying and pursuing agreements with target companies. Management anticipates that these funds will be repaid from the proceeds of any agreement with the target company, and that any such agreement may, in fact, be contingent upon there payment of those funds.

ITEM  7.     FINANCIAL  STATEMENTS

The Company's consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The consolidated financial statements are attached hereto and found immediately following the text of this Annual Report. The Auditor's Report of KPMG LLP, Chartered Accountants, for the audited consolidated financial statements for the fiscal year ended December 31, 1999 is included herein immediately preceding the audited consolidated financial statements.

Audited Consolidated Financial Statements and Financial Statement Schedules by KPMG LLP:

     Auditor's  Report,  dated  March  20,  2000.
     Consolidated  Balance  Sheet  at  December  31,  1999  and  1998.
     Consolidated Statements of Operations and Deficit for the Years Ended December 31, 1999 and 1998.
     Consolidated Statement of Cash Flows for the Years Ended December 31, 1999 and 1998.
     Notes  to  Consolidated  Financial  Statements.

Consolidated  Financial  Statements  of

GLOBALNETCARE,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)

Years  ended  December  31,  1999  and  1998  and
period  from  inception  to  December  31,  1999

AUDITORS'  REPORT  TO  THE  SHAREHOLDERS

We have audited the consolidated balance sheet of GlobalNetCare, Inc. (the "Corporation") as at December 31, 1999 and the consolidated statements of operations, cash flows and stockholders' equity for the year ended December 31, 1999 and for the period from inception to December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Corporation as of December 31, 1998, were audited by other auditors whose report dated June 30, 1999, expressed an unqualified opinion on those statements.
We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as at December 31, 1999 and the results of its operations and cash flows for the year ended December 31, 1999 and for the period from inception to December 31, 1999, in conformity with generally accepted accounting principles in the United States.
The accompanying financial statements have been prepared assuming the Corporation will continue as a going concern. As discussed in note 1 to the financial statements, the Corporation has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


KPMG  LLP  (signed)
Chartered  Accountants

Montreal,  Canada
March  20,  2000

GLOBALNETCARE,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
Consolidated  Financial  Statements

Years ended December 31, 1999 and 1998 and period from inception of the development stage to  December  31,  1999


FINANCIAL  STATEMENTS
Consolidated  Balance  Sheets                               1
Consolidated  Statements  of  Operations                    2
Consolidated  Statements  of  Cash  Flows                   3
Consolidated  Statements  of  Stockholders'  Equity         4
Notes  to  Consolidated  Financial  Statements              5



GLOBALNETCARE,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
Consolidated  Balance  Sheets

December  31,  1999  and  December  31,  1998


                                                                             December 31,   December 31,
                                                                                 1999           1998
Assets

Current assets:
Cash and cash equivalents                                                   $       4,284       $232,877
Sales tax receivable. . . . . . . . . . . . . . . . . . . .                 .      25,656         11,527
Deposit on computer equipment . . . . . . . . . . . . . . . .                          -          23,971
Prepaid . . . . . . . . . . . . . . . . . . . . . . . . . . .                         386         38,436
--------------------------------------------------------------------------------------------------------
                                                                                   30,326        306,811

Property and equipment (note 3) . . . . . . . . . . . . . .                 .      51,537         61,414
--------------------------------------------------------------------------------------------------------
                                                                            $      81,863       $368,225
                                                                            ============    ============
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                                            $      46,476       $ 25,353
Payroll deductions payable. . . . . . . . . . . . . . . . . .                     101,782              -
Accrued liabilities . . . . . . . . . . . . . . . . . . . . .                      41,596              -
Advances from a director, without interest and
no specific repayment terms . . . . . . . . . . . . . . . . .                     451,891         74,973
--------------------------------------------------------------------------------------------------------
                                                                                  641,745        100,326

Stockholders' equity:
Share capital (note 4). . . . . . . . . . .                . . . . . . . . .        2,135            329
Additional paid-in capital. . . . . . . . . . . . . . . . . .                   2,314,440        328,171
Accumulated other comprehensive income. . . . . . . . . . . .                      (2,881)           324
Deficit accumulated during the
development stage . . . . . . . . . . . . . . . . . . . . . .                  (2,873,576)       (60,925)
--------------------------------------------------------------------------------------------------------
                                                                                 (559,882)       267,899
Commitments (note 5)
Contingency (note 8)
Subsequent events (note 10)
--------------------------------------------------------------------------------------------------------
                                                                            $      81,863        $368,225
                                                                            ============       ==========
See accompanying notes to consolidated financial statements.

On behalf of the Board:

/s/ Harvey Lalach, Director

/s/ Nick Pedafronimos, Director


GLOBALNETCARE,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
Consolidated  Statements  of  Operations

---------------------------------------------------------------------------------------------------------
                                                                                               From
                                                                Year ended     Year ended    inception to
                                                               December 31,   December 31,   December 31,
                                                                   1999           1998           1999
---------------------------------------------------------------------------------------------------------
Revenues - interest . . . . . . . . . . . . . . . . . . . . .  $         620  $         245  $         865

General and administrative expenses:
Commissions, wages and subcontractors . . . . . . . . . . . .      1,896,407         13,682      1,910,089
Compensation cost (note 4 (b)). . . . . . . . . . . . . . . .        246,400              -        246,400
Professional fees . . . . . . . . . . . . . . . . . . . . . .        145,397         23,233        168,630
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . .        137,272          2,909        140,181
Rent and parking. . . . . . . . . . . . . . . . . . . . . . .        121,404          6,683        128,087
License fees. . . . . . . . . . . . . . . . . . . . . . . . .         67,925              -         67,925
Office. . . . . . . . . . . . . . . . . . . . . . . . . . . .         60,639          4,529         65,168
Advertising and promotion . . . . . . . . . . . . . . . . . .         46,279            502         46,781
Communications. . . . . . . . . . . . . . . . . . . . . . . .         30,577          2,031         32,608
Travel. . . . . . . . . . . . . . . . . . . . . . . . . . . .         30,414             19         30,433
Taxes, insurance and licenses . . . . . . . . . . . . . . . .         12,644          1,297         13,941
Interest and bank charges . . . . . . . . . . . . . . . . . .         12,226            127         12,353
Subscriptions and memberships . . . . . . . . . . . . . . . .          3,229            746          3,975
Registration fees . . . . . . . . . . . . . . . . . . . . . .          1,416          4,409          5,825
Maintenance and repairs . . . . . . . . . . . . . . . . . . .          1,042          1,003          2,045
                                                                   2,813,271         61,170      2,874,441
----------------------------------------------------------------------------------------------------------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   2,812,651  $      60,925  $   2,873,576
----------------------------------------------------------------------------------------------------------
Net loss per share - basic and diluted. . . . . . . . . . . .  $       0.208  $       0.020
----------------------------------------------------------------------------------------------------------
Weighted average number
of shares outstanding . . . . . . . . . . . . . . . . . . . .     13,496,845      2,991,290
----------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.


GLOBALNETCARE,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
Consolidated  Statements  of  Cash  Flows

--------------------------------------------------------------------------------------------------------------
                                                                                                  From
                                                                 Year ended      Year ended     inception to
                                                                December 31,    December 31,    December 31,
                                                                    1999            1998            1999
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (2,812,651)  $     (60,925)  $  (2,873,576)
Adjustments for items not involving cash:
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . .        137,272           2,909         140,181
Employees, subcontractors and
license fees compensated by
issuance of shares. . . . . . . . . . . . . . . . . . . . . .      1,205,675               -       1,205,675
Compensation cost (note 4 (b)). . . . . . . . . . . . . . . .        246,400               -         246,400
Change in operating assets and liabilities:
Sales tax receivable. . . . . . . . . . . . . . . . . . . . .        (14,129)        (11,527)        (25,656)
Deposit on computer equipment . . . . . . . . . . . . . . . .         23,971         (23,971)              -
Prepaid . . . . . . . . . . . . . . . . . . . . . . . . . . .         38,050         (38,436)           (386)
Accounts payable and accrued liabilities. . . . . . . . . . .        164,501          25,353         189,854
--------------------------------------------------------------------------------------------------------------
                                                                  (1,010,911)       (106,597)     (1,117,508)

Cash flows from financing activities:
Proceeds from issuance of common shares . . . . . . . . . . .        536,000         328,500         864,500
Proceeds from advances from a director. . . . . . . . . . . .        376,918          74,973         451,891
                                                                     912,918         403,473       1,316,391
--------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Additions to property and equipment . . . . . . . . . . . . .       (127,395)        (64,323)       (191,718)

Effect of exchange rate changes on cash . . . . . . . . . . .         (3,205)            324          (2,881)
--------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and
cash equivalents. . . . . . . . . . . . . . . . . . . . . . .       (228,593)        232,877           4,284

Cash and cash equivalents, beginning of year. . . . . . . . .        232,877               -               -
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year. . . . . . . . . . . .  $       4,284   $     232,877   $       4,284
--------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

See note 4 (a) for non-cash transactions.

INSERT FINANCIALS

GLOBALNETCARE,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
Consolidated  Statements  of  Stockholders'  Equity

Periods  from  inception  (October  30,  1980)  to  December  31,  1999



                                                                                                                     Other
                                                                                       Additional                    compre-
                                                                                          paid-in    Accumulated     hensive
                                                                Shares     Par value      capital      deficit        income
Issue of common
shares in 1981 . . . . . . . . . . . . . . . . . . . . . . .       1,000  $          1  $      999   $         -   $         -

Stock split - July 21,
1998                                                             999,000           -             -             -

Issue of common
shares . . . . . . . . . . . . . . . . . . . . . . . . . . .  12,100,000           328     327,172             -             -

Loss for the period. . . . . . . . . . . . . . . . . . . . .           -             -           -       (60,925)             -

Foreign currency
adjustment . . . . . . . . . . . . . . . . . . . . . . . . .           -             -           -             -           324

Balance as at
December 31,
1998                                                          13,100,000           329     328,171       (60,925)          324

Issue of common
shares . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,758,129         1,806   1,804,630             -             -

Compensation cost. . . . . . . . . . . . . . . . . . . . . .           -             -     246,400             -             -

Share issue expenses . . . . . . . . . . . . . . . . . . . .           -             -     (64,761)            -             -

Loss for the period. . . . . . . . . . . . . . . . . . . . .           -             -           -    (2,812,651)            -

Foreign currency
adjustment . . . . . . . . . . . . . . . . . . . . . . . . .           -             -           -             -        (3,205)

Balance as at
December 31,
1999                                                          14,858,129    $    2,135  $ 2,314,440  $(2,873,576)       $(2,881)


See accompanying notes to consolidated financial statements.



                                                                 Total
Issue of common
shares in 1981 . . . . . . . . . . . . . . . . . . . . . . .  $     1,000

Stock split - July 21,
                                                                        -

Issue of common
shares . . . . . . . . . . . . . . . . . . . . . . . . . . .      327,500

Loss for the period                                              (609,925)

Foreign currency
adjustment . . . . . . . . . . . . . . . . . . . . . . . . .          324

Balance as at
December 31,
                                                                  267,899

Issue of common
shares . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,806,436

Compensation cost. . . . . . . . . . . . . . . . . . . . . .      246,400

Share issue expenses . . . . . . . . . . . . . . . . . . . .      (64,761)

Loss for the period. . . . . . . . . . . . . . . . . . . . .   (2,812,651)

Foreign currency
adjustment . . . . . . . . . . . . . . . . . . . . . . . . .       (3,205)

Balance as at
December 31,
                                                                $(559,882)


See accompanying notes to consolidated financial statements.

GLOBALNETCARE,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
Notes  to  Consolidated  Financial  Statements

Years ended December 31, 1999 and 1998 and period from inception to December 31, 1999


1.     ORGANIZATION  AND  BUSINESS  ACTIVITIES:

The Corporation was organized on October 30, 1980, under the laws of the State of Florida as C.N.W. Corp. On February 1, 1981, the Corporation issued 1,000 shares of its $1 par value common stock for services of $1,000. The Corporation did not have any activity before 1998 and, accordingly, commencement of the development stage is considered to be at the beginning of 1998.

On July 21, 1998, the State of Florida approved the Corporation's restated Articles of Incorporation, which increased its capitalization from 1,000 common shares to 50,000,000 common shares. The par value was changed from $1 to $0.001.

On July 21, 1998, the Corporation changed its name to C.N.W of Orlando Inc. and on December 28, 1998 changed to GlobalNetCare, Inc.

On February 3, 1998, the Corporation incorporated its wholly-owned subsidiary, 3423336 Canada Ltd., a Canadian company, to develop medical web sites. However, the anticipated plans and operations of the Corporation have not and will not be achieved or further pursued. Due to its inability to generate sufficient revenues to continue operations, the Corporation has decided to pursue a different line of business which has not been determined yet. The Corporation continues to operate the website on a scaled down basis. As the Corporation has not commenced principal operations for accounting purposes, it is considered to be a development stage enterprise.

The Corporation's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Corporation has no current source of revenue. Without realization of additional capital, it would be unlikely for the Corporation to continue as a going concern. It is management's plan to seek additional capital in connection with any business opportunities including business combination.

2.     SIGNIFICANT  ACCOUNTING  POLICIES:

These financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States. The significant accounting principles are as follows:

(a)     Consolidated  financial  statements  and  basis  of  presentation:

The consolidated financial statements include the accounts of GlobalNetCare, Inc. and the accounts of 3423336 Canada Ltd. All intercompany transactions and balances have been eliminated.

(b)     Cash  and  cash  equivalents:

The Corporation considers all investments that are highly liquid with an original maturity of three months or less and readily convertible into cash to be cash equivalents.

GLOBALNETCARE,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
Notes  to  Consolidated  Financial  Statements,  Continued

Years ended December 31, 1999 and 1998 and period from inception to December 31, 1999


2.     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

(c)     Property  and  equipment:
Property and equipment are stated at cost. Depreciation is provided using the straight-line method and the following annual periods:


Assets                                      Period

Furniture  and  equipment                 5  years
Computer  equipment                       3  years
Computer  software                        3  years


(d)     Research  and  development  expenditures:

Research  and  development  expenditures,  if  any,  are  expensed  as incurred.

(e)     Foreign  exchange:

Foreign denominated assets and liabilities of the foreign subsidiary are translated at the rate of exchange prevailing at the balance sheet date whereas its revenues and expenses are translated at the monthly average exchange rate prevailing during the period. Translation adjustments that result from translating foreign currency financial statements are included in a separate component of stockholders' equity. Other foreign exchange gains and losses are included in the determination of net earnings.

(f)     Income  taxes:

The Corporation uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. To the extent that management does not consider their realizability to be more likely than not, a valuation allowance is provided for the difference. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

GLOBALNETCARE,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
Notes  to  Consolidated  Financial  Statements,  Continued

Years ended December 31, 1999 and 1998 and period from inception to December 31, 1999


2.     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

(g)     Comprehensive  income:

Effective January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and its components.

(h)     Stock  issued  to  employees:

The Corporation applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion no. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock option agreements. As such, compensation expense would be recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price.

(i)     Impairment of long-lived assets and long-lived assets to be disposed of:

The Corporation accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

 (j)     Net  loss  per  share:

Net loss per share is computed using the weighted average number of shares outstanding during the period. The fully diluted loss per share has not been disclosed because the effect of common shares issuable upon the exercise of options and warrants is antidilutive.

(k)     Dividends:

The Corporation has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

GLOBALNETCARE,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
Notes  to  Consolidated  Financial  Statements,  Continued

Years ended December 31, 1999 and 1998 and period from inception to December 31, 1999


2.     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

(l)     Use  of  estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.



3.     PROPERTY  AND  EQUIPMENT:

                                             December  31,
                                                      1999
                                 Accumulated . .  Net book
                         Cost .  depreciation        value

Furniture and equipment  $      32,334  $ 22,633  $ 9,701
Computer equipment. . .        132,819    92,974   39,845
Computer software . . .         30,806    28,815    1,991

                         $     195,959  $144,422  $51,537

                                             December 31,
                                                     1998
                                Accumulated . .  Net book
                        Cost .  depreciation        value

Furniture and equipment  $      18,455  $    615  $17,840
Computer equipment. . .         36,725     1,836   34,889
Computer software . . .          9,142       457    8,685

                         $      64,322  $  2,908  $61,414


With respect to change in plans and operations referred to in note 1, the Corporation recorded an amount of $97,918 as additional depreciation in order to reflect estimated recoverable value of property and equipment which is based on market for used equipment. Decision to dispose of any property and equipment is dependent on the management plan mentioned in note 1.

GLOBALNETCARE,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
Notes  to  Consolidated  Financial  Statements,  Continued

Years ended December 31, 1999 and 1998 and period from inception to December 31, 1999


4.     SHARE  CAPITAL:

                                                         1999          1998

Authorized:
50,000,000 common shares, par value of US$0.001 per share

Issued  and  outstanding:
14,858,129  common  shares  (1998  -  13,100,000)     $     2,135     $     329

(a)     Issue  of  shares:

As indicated in note 1, the Corporation effected a thousand-for-one split of its common stock during 1998. In addition, the par value of the Corporation's common stock was changed from $1.00 to $0.001 per share and authorized shares of common stock were increased from 1,000 to 50,000,000 shares.

In 1999, the Corporation issued 197,471 common shares for a cash consideration of $536,000. In addition, 24,908 common shares were issued as share issuance costs for an amount of $64,761.

The Corporation also issued 1,500,000 common shares to employees and subcontractors for services rendered and license fees totalling $1,205,675.

(b)     Stock  options:

(i)     Options  granted:

The Corporation granted options to employees and certain service providers under the terms of agreements entered into. In the opinion of management, certain options were cancelled in accordance with termination clauses of such agreements. Changes in outstanding options were as follows:


                                                    Exercise price
                                            Number       per share
Options outstanding, January 1, 1999 .               -   $        -
Granted. . . . . . . . . . . . . . . .         735,000         2.00
Granted. . . . . . . . . . . . . . . .         300,000         3.00
Granted. . . . . . . . . . . . . . . .          50,000         6.00
Cancelled. . . . . . . . . . . . . . .        (236,667)        3.00
Cancelled. . . . . . . . . . . . . . .         (50,000)        6.00
Cancelled. . . . . . . . . . . . . . .        (455,000)        2.00

Options outstanding, December 31, 1999         343,333

GLOBALNETCARE,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
Notes  to  Consolidated  Financial  Statements,  Continued

Years ended December 31, 1999 and 1998 and period from inception to December 31, 1999

4.     SHARE  CAPITAL  (CONTINUED):

(b)     Stock  options  (continued):

(i)     Options  granted  (continued):

Options granted have to be exercised over a period not exceeding five years. At December 31, 1999, 323,833 outstanding options are exercisable and 19,500 outstanding options vest over a period of 4 years.

(ii)     Stock-based  compensation:

The Corporation applies APB Opinion 25, Accounting for Stock Issue to Employees, in accounting for stock option granted. Compensation cost of $246,400 (1998 - nil) for stock options granted to employees has been recognized in the financial statements for 1999.

In addition, had compensation cost for stock option granted to employees been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Corporation's net loss would have been adjusted to the pro-forma amounts indicated below:




                                                            From
                             Year ended    Year ended    inception to
                             December 31,  December 31,   December 31,
                               1999           1998          1999
Net loss. . .  As reported   $   2,812,651  $      60,925  $2,873,576
               Pro-forma         3,498,890         60,925   3,559,815


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions. 1999 - risk-free interest rate of 5.7%, dividend yield of 0%, expected volatility of 373%, and expected life of 3 years. The per share weighted average fair value of stock options granted during 1999 was $2.88 (1998
-  nil).

The effects of applying SFAS 123 for the pro-forma disclosures are not representative of the effects on reported net earnings in future years since valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns.

GLOBALNETCARE,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
Notes  to  Consolidated  Financial  Statements,  Continued

Years ended December 31, 1999 and 1998 and period from inception to December 31, 1999


4.     SHARE  CAPITAL  (CONTINUED):

(c)     Warrants:

In connection with issuance of shares, the Corporation issued warrants to purchase 115,384 common shares at a price of $3 per share, expiring on June 26, 2000.

5.     COMMITMENTS:

(a) The Corporation leases its office space under a lease expiring in 2002. At December 31, 1999, future minimum rental payments required under the terms of the operating lease that have initial or remaining terms in excess of one year are as follows:


2000               $     47,584
2001                     47,584
2002                     21,809

                    $   116,977

(b) Under the terms of an employment agreement, the Corporation is committed to issue 200,000 common shares in 2000 to an employee for services to be rendered. The amount to be recorded will be determined based on the average market price per share for the period in which the services will be rendered.

GLOBALNETCARE,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
Notes  to  Consolidated  Financial  Statements,  Continued

Years ended December 31, 1999 and 1998 and period from inception to December 31, 1999


6.     INCOME  TAXES:
Details  of  the  components  of  income  taxes  are  as  follows:

                                                     December 31,    December 31,
                                                         1999            1998
Net loss . . . . . . . . . . . . . . . . . . . . .  $   2,812,651   $      60,925

Basic income tax rate. . . . . . . . . . . . . . .             38%             17%

Computed income tax recovery . . . . . . . . . . .      1,068,807          10,231

Adjustment in income taxes resulting from:
Losses carry forward and unclaimed
deductions not recognized. . . . . . . . . . . . .        517,175          10,231
Compensation cost, not deductible for tax purposes         93,632               -
Services compensated by issuance of shares, not
deductible for tax purposes                               458,000               -
----------------------------------------------------------------------------------
                                                    $           -   $           -


Losses carry forward amounting to $29,000 and $1,361,000 expire in 2005 and 2006, respectively for the Canadian operations and losses carry forward amounting to $32,000 expire in 2018 for the US operations.

In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, the income tax effect of temporary differences that give rise to the net deferred tax assets are presented below:



                           December 31,    December 31,
                               1999            1998
Non-capital losses . . .  $     527,406   $      10,231
Less valuation allowance       (527,406)        (10,231)

                          $           -   $           -

GLOBALNETCARE,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
Notes  to  Consolidated  Financial  Statements,  Continued

Years ended December 31, 1999 and 1998 and period from inception to December 31, 1999


6.     INCOME  TAXES  (CONTINUED):

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. Since the Corporation is a development stage corporation, the generation of future taxable income is dependent on the successful commercialization of its products and technologies.

7.     FINANCIAL  INSTRUMENTS:

(a)     Foreign  currency  risk  management:

Options are exercisable in US dollars. Ultimate proceeds upon exercise of options may vary due to fluctuations in the value of the Canadian dollar relative to the US currency.

(b)     Credit  risk:

Financial instruments that potentially subject the Corporation to significant concentrations of credit risk consist principally of short-term investments and accounts receivable.

The Corporation has investment policies that require placement of short-term investments in financial institutions evaluated as highly creditworthy.

In the normal course of business, the Corporation evaluates the financial condition of the parties with which it contracts on a continuing basis and reviews the credit worthiness of all new parties. The Corporation determines an allowance for doubtful accounts to reflect specific risks.

(c)     Fair  values:

The following table presents the carrying amounts and estimated fair values of the Corporation's financial instruments at December 31, 1999 and December 31, 1998. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Fair value estimates are made as of a specific point in time using available information about the financial instrument. These estimates are subjective in nature and often cannot be determined with precision.

GLOBALNETCARE,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
Notes  to  Consolidated  Financial  Statements,  Continued

Years ended December 31, 1999 and 1998 and period from inception to December 31, 1999

7.     FINANCIAL  INSTRUMENTS  (CONTINUED):

(c)     Fair  values  (continued):



                           December 31,                   December 31,
                               1999                          1998

                      Carrying           Fair         Carrying       Fair
                         amount          value         amount       value
Financial assets:
Cash and cash equivalents  $       4,284  $       4,284  $232,877  $232,877
Sales tax receivable. . .         25,656         25,656    11,527    11,527

Financial liabilities:
Accounts payable. . . . .        189,854        189,854    25,353    25,353
Advances from a director.        451,891        451,891    74,973    74,973


- 3 -

The carrying amounts shown in the table are included in the consolidated balance sheet under the indicated captions.
The following method and assumption were used to estimate the fair value of each class of financial instruments:
Cash and cash equivalents, sales tax receivable, accounts payable, accrued liabilities and advances from a director. The carrying amounts approximate fair value because of the short maturity of these instruments.
8.     CONTINGENCY:
The Corporation is facing a pending action from a former director for damages. No amount related to such action has been determined.

9.     RELATED  PARTY  TRANSACTIONS:
During 1999, the Corporation purchased computer and software equipment totalling $111,000 from a company held by a director.

GLOBALNETCARE,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
Notes  to  Consolidated  Financial  Statements,  Continued

Years ended December 31, 1999 and 1998 and period from inception to December 31, 1999


10.     SUBSEQUENT  EVENTS:

(a) In February 2000, the Corporation issued 1,114,998 common shares for a cash consideration of $445,999.

(b) The Corporation has established a stock option plan whereby the Corporation may grant options to purchase common shares to key employees, directors, officers as well as service providers. The plan contemplates that a maximum of 1,000,000 common shares may be optioned under the stock option plan.

In addition, no optionee shall hold options to purchase more than 5% of the number of shares issued and outstanding at any time. The subscription price for each share covered by an option shall be established by the Board of Directors but such price shall not be lower than the fair market value at the date of grant.

In February 2000, 600,000 options have been granted to employees to acquire 600,000 common shares of the Corporation at a price of $0.50 per share. The options expire on February 7, 2005 and vest over a period of four years.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 22, 2000, the Company engaged KPMG LLP, Chartered Accountants, to prepare the audited consolidated financial statements for the fiscal year ended December 31, 1999. Prior to engaging KPMG LLP, the Company did not consult KPMG LLP regarding the application of accounting principles to any specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements. There were no disagreements with the Company's former auditor, Councilor, Buchanan & Mitchell, P.C., Certified Public Accountants, regarding any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, or any other matter.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table and text sets forth the names and ages of all directors, executive officers and significant employees of the Company as of March 22, 2000. All of the directors serve until the next Annual General Meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Subject to any applicable employment agreement, executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of shareholders. Also provided is a brief description of the business experience of each director, executive officer and significant employee during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.


Directors,  executive  officers  and  other  significant  employees:

                                                           DATE FIRST ELECTED OR
NAME                POSITION HELD WITH THE COMPANY    AGE        APPOINTED
-----------------  ---------------------------------  ---  ----------------------
                     Director, Treasurer and Chief
Nick Pedafronimos          Financial Officer          43      November 4, 1998
-----------------  ---------------------------------  ---  ----------------------
                                                              November 1, 1999
Harvey Lalach           Chief Operating Officer       34           (COO)
-----------------  ---------------------------------  ---  ----------------------
Patrick Power      Director, President and Secretary  37      November 4, 1998
-----------------  ---------------------------------  ---  ----------------------
David Mulder                   Director               61        July 8, 1999
-----------------  ---------------------------------  ---  ----------------------
George Tsoukas        Director, Chairman and CEO      57      November 4, 1998
=================  =================================  ===  ======================


The backgrounds and experience of the Company's directors, executive officers and other significant employees are as follows:

Nick  Pedafronimos

In the past, Mr. Pedafronimos has acted as an advisor to management and has been responsible for corporate finance as a director for a number of small publicly trading companies. Since April, 1998, he has been a director of Cantex Mine Development Corp. Mr. Pedafronimos was the founder and a director of Canadian Mountain Minerals (August 1995 to April 1998) and he was the founder and director of Goldtex Resources (June 1995 to April 1998). Mr. Pedafronimos is responsible for the Company's equity financing. Mr. Pedafronomis became involved with the Company through personal contact with Dr. George Tsoukas. Although he does not have any medical or internet experience, he has considerable experience with the financing and operation of public companies and was therefore asked to join the Company's Board of Directors.

Harvey  Lalach

Mr. Lalach has been employed by the Company since 1998. Pursuant to an employment agreement between the Company and Mr. Lalach dated November 1, 1999, Mr. Lalach was appointed Chief Operating Officer. Between 1997 and 1998, Mr. Lalach acted as Manager, Corporate Finance at Goldtex Resources, a company listed on the Alberta Stock Exchange (now the Canadian Venture Exchange). From 1992 to 1997, Mr. Lalach was employed as a Branch Manager at TD Greenline Investor Services. Mr. Lalach earned his Diploma in Natural Resource Management from the British Columbia Institute of Technology in 1985.

Patrick  Power

Mr. Power has extensive experience in the operation and management of public companies and since November of 1995, has acted as the President and a director for Everest Mines and Minerals. In the past, Mr. Power has obtained considerable experience in marketing and business development by serving as director for numerous public companies including Goldtex Resources (December 1996 to July 1998), Montello Resources Ltd. (November 1993 to present), Sentinel Resources Ltd. (August 1993 to January 1995), Golden Rainbow Resources Inc. (September 1993 to December 1993) and Calco Resources Ltd. (January 1992 to October 1994). Mr. Power is responsible for the Company's general administration. Mr. Power became involved with the Company through personal contact with Dr. George Tsoukas. Although he does not have any medical or internet experience, Mr. Power has considerable experience with the financing and operation of public companies and was therefore asked to join the Company's Board of Directors. The above public companies that Mr. Power was involved were or are listed on the Vancouver or Alberta Stock Exchange.

David  S.  Mulder,  OC,  MD,  FRCS(C)  FACS

Dr. David Mulder, medical doctor (MD), Fellow of the Royal College of Surgeons of Canada (FRCS(C)), Fellow of the American College of Surgeons (FACS), is a highly respected and qualified doctor who obtained the Order of Canada (OC) in 1997 for his contributions to the advancement of medical science. Dr. Mulder has received numerous academic awards, has held numerous professorships and teaching positions at various hospitals and universities around the world (from 1980 to the present) and has been appointed to the committees and boards of various medical associations. Dr. Mulder is world-renowned in the Presently, he is the Chief of Thoracic Surgery and a Surgical Consultant to the Division of Cardiovascular and Thoracic Surgery at the Sir Mortimer B. Davis Jewish General Hospital. He is also the Medical Director at the McGill Sports Medicine Centre. From 1993 to 1998, he was the Chairman of McGill University, Department of Surgery and as well, he held the position of Professor of Surgery, Faculty of Medicine at the McGill Cancer Center. Dr. Mulder was Surgeon-in-Chief and
Director of the University Surgical Clinics for twenty-one years. He is now a Senior Reviewer for the American College of Surgeons Committee on Trauma and has been instrumental in training new site reviewers since 1990. Dr. Mulder is a member of the Board of Governors of the American College of Surgeons as a Specialty Society Governor from the Royal College of Physicians and Surgeons of Canada, Chair of the Credentials Committee for the Royal College of Physicians and Surgeons of Canada and is the President-Elect for the U.S. Central Surgical
Association.   Dr.  Mulder  was  also  the  first  President  of  the  Canadian
Association of Thoracic Surgery. The combination of Dr. Mulder's experience, professorships, other teaching positions, and medical association and other professional appointments make him a world-renowned doctor in the fields of cardiovascular and thoracic surgery, surgical intensive care, trauma and sports medicine.

George  Tsoukas,  MD,  FRCP(C)

Dr. Tsoukas holds a Bachelor of Science (Honours Biochemistry) from McGill University, Montreal, Quebec, and a Medical Degree from McGill Medical School, Montreal, Quebec. He is a certified specialist in internal medicine and endocrinology as certified by the Royal College of Physicians and Surgeons (Canada), Professional Corporation of Physicians (Quebec) and the American Board of Internal Medicine. He has 25 years of experience in health sciences including work in computer related medicine. He is an Associate Physician at McGill University Health Center, an Assistant Professor of Medicine at McGill University, a Fellow of the Royal College of Physicians, and a member of the American Heart Association, the American Society for Bone and Mineral Research, Canadian Medical Association and the Quebec Society of Endocrinologists. He is currently conducting clinical research on metabolic bone diseases. For the past ten years, Dr. Tsoukas was involved in the production of medical CD-ROMs, has wide experience in medical education, and produced and directed a popular television program explaining medical conditions to the public. Dr. Tsoukas is responsible for medical content on the Company's website.

There are no arrangements or understandings between any two or more directors or executive officers, pursuant to which he/she was selected to be a director or executive officer.

None of the Company's directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance


The following officers or directors of the Company who beneficially owned more than 10% of the Company's common shares made the following late filings:

                                              NUMBER OF
                                           TRANSACTIONS NOT
                                            REPORTED ON A    FAILURE TO FILE
NAME               NUMBER OF LATE REPORTS    TIMELY BASIS    REQUESTED FORMS
-----------------  ----------------------  ----------------  ---------------
Patrick Power                1                    1                Nil
-----------------  ----------------------  ----------------  ---------------
Harvey Lalach                1                    4                Nil
                   ----------------------  ----------------  ---------------
Nick Pedafronimos            1                    5                Nil
                   ----------------------  ----------------  ---------------
George Tsoukas               1                    9                Nil
                   ----------------------  ----------------  ---------------
Chris Kokkalis               1                    1                Nil
                   ----------------------  ----------------  ---------------
David Mulder                 1                    1                Nil
-----------------  ----------------------  ----------------  ---------------

ITEM  10.     EXECUTIVE  COMPENSATION

Summary  Compensation

The Company's chief executive officer did not receive any cash or other compensation during the fiscal years ended December 31, 1999, 1998 and 1997. During the fiscal year ended December 31, 1999, the Company's Chief Operating Officer, Harvey Lalach, received an annual salary of CDN$48,000, pursuant to an agreement dated November 1, 1999 between the Company and Mr. Lalach (the "Lalach Agreement"). In addition, and also pursuant to the Lalach Agreement, Mr. Lalach was compensated by the issuance of 500,000 common shares in the capital of the Company, at a deemed price of $0.56.

Options/SAR  Grants

The Company did not grant any options during the fiscal years ended 1999, 1998 and 1997, nor were there any freestanding Stock Appreciation Rights.

On February 7, 2000, the directors of the Company adopted the Company's 2000 Stock Option Plan, pursuant to which the Plan Administrator is authorized to grant up to a total of 1,000,000 common shares.

On February 7, 2000, the Company granted Jimmy Foussekis options to acquire 300,000 common shares in the capital stock of the Company at a price of $0.50 per share, exercisable by Mr. Foussekis and vested in accordance with the vesting schedule specified in the incentive stock option agreement, up to and including February 7, 2005. The Company and Mr. Foussekis have agreed to cancel these options.

On February 7, 2000, the Company granted Harvey Lalach 300,000 common shares in the capital stock of the Company at a price of $0.50 per share, exercisable by Mr. Lalach and vested in accordance with the vesting schedule specified in the incentive stock option agreement, up to and including February 7, 2005. The Company and Mr. Lalach have agreed to cancel these options.
To date, the Company has granted a total of 600,000 stock options to its employees and consultants, at a price of $0.50 per share, expiring February 7, 2005. The Company and the employees to whom the stock options were granted have agreed to cancel these options.

There were no exercises of stock options or freestanding Stock Appreciation Rights during the fiscal year ended December 31, 1999 by any of the Company's officers or directors.

The  Company  does  not  have  a  Long-Term  Incentive  Plan.

Compensation  of  Directors

The Company has no formal plan for compensating its directors for their service in their capacity as directors although such directors have received from time to time and are expected to receive in the future options to purchase common shares as awarded by the Board of Directors or (as to future options) a Compensation Committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of the Company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

The Company has no other arrangements with any director of the Company in respect of any other type of compensation.

Employment  Contracts

There are no management agreements with any of the Company's directors or executive officers. The Company entered into the following employment contracts during the fiscal year ended December 31, 1999:

Dr.  David  Mulder

On November 16, 1999, the Company issued 500,000 common shares to Dr. David Mulder at a deemed price of $2.13 per share, pursuant to the employment agreement dated July 8, 1999 between Dr. Mulder and the Company. The shares were issued to Dr. Mulder relying on Regulation S under the Securities Act of 1933, as amended.

Harvey  Lalach

Pursuant to the Lalach Agreement, Mr. Lalach is paid an annual salary of CDN$48,000 in his position as Chief Operating Officer. In addition to his salary, on December 10, 1999, the Company issued 500,000 common shares to Harvey Lalach at a deemed price of $0.56 per share, pursuant to the Lalach Agreement. The shares were issued to Mr. Lalach relying on Regulation S under the Securities Act of 1933, as amended.

Other than as discussed above, the Company has no plans or arrangements in respect of remuneration received or that may be received by executive officers of the Company to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds US$60,000 per executive officer.

There are no arrangements or plans in which the Company provides pension, retirement or similar benefits for directors or executive officers. Other than the management agreements and advisory agreements discussed herein, the Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's directors or executive officers, except that stock options have been and may be granted at the discretion of the Board of Directors or a committee thereof.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

Beneficial  Ownership

As used in this section, the term "beneficial ownership" with respect to a security is defined by Regulation 228.403 under the Securities Exchange Act of 1934, as amended, as consisting of: (1) any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power (which includes the power to vote, or to direct the voting of such security) or investment power (which includes the power to dispose, or to direct the disposition of, such security); and (2) any person who, directly or indirectly, creates or uses a trust, proxy, power of attorney, pooling arrangement or any other contract, arrangement or device with the purpose or effect of divesting such person of beneficial ownership of a security or preventing the vesting of such beneficial ownership.

Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.
As of March 22, 2000, the Company had a total of 15,973,127 common shares ($0.001 par value per common share) issued and outstanding.


As of March 22, 2000, no person known to the Company was the beneficial owner of more than  five  percent  (5%)  of the outstanding common shares of the Company except the following:


                                       AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER   BENEFICIAL OWNERSHIP    PERCENTAGE OF CLASS(1)

Cede & Co.
P.O. Box 222, Bowling Street Station
New York, New York 10274 . . . . . .  7,115,687 common shares                   44.5%
                                      =======================  ======================
George Tsoukas
26 Sunnyside Avenue,
Westmount, Quebec  H3Y 1C2 . . . . .  4,895,000 common shares                   30.6%
                                      =======================  ======================
Nick Pedafronimos
209A Lakeshore
Pointe Claire, Quebec  H9S 4K3 . . .  959,500 common shares                      6.0%
====================================  =======================  ======================

(1)     Based  on  15,973,217  common  shares  outstanding  as  of  March  22,  2000.


The following table lists, as of March 22, 2000, the number of common shares beneficially owned, and the percentage of the Company's common shares so owned, by each director and by all directors and executive officers as a group.

                                  AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER          BENEFICIAL OWNERSHIP  PERCENTAGE OF CLASS(1)
================================  ====================  ======================
Nick Pedafronimos                       959,500                  6.0%
Patrick Power                            13,500                  .08%
Harvey Lalach                           512,000                  3.2%
--------------------------------  --------------------  ----------------------
David Mulder                            500,000                  3.1%
                                  --------------------  ----------------------
George Tsoukas                         4,895,000                30.6%
Directors and Officer as a group       6,880,000                43.1%
================================  ====================  ======================

(1) Based on 15,973,127 shares outstanding as of March 22, 2000 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

Changes  in  Control

The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Other than as disclosed above, there have been no transactions, or proposed transactions, which have materially affected or will materially affect the Company in which any director, executive officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS

(3)     Articles  of  Incorporation  and  Bylaws
     3.1 Articles of Amendment effective January 14, 1999 (incorporated by reference from the Company's Form 10-SB (amended), filed October 19, 1999)
     3.2 Articles of Amendment effective July 21, 1998 (incorporated by reference from the Company's Form 10-SB (amended), filed October 19, 1999)
     3.3 Articles of Incorporation effective October 30, 1980 (incorporated by reference from the Company's Form 10-SB (amended), filed October 19, 1999)
     3.4 By-laws effective October 30, 1980 (incorporated by reference from the Company's Form 10-SB (amended), filed October 19, 1999)
(10)     Material  Contracts
     10.1 Employment agreement between the Company and Jimmy Foussekis, dated November 1, 1999
     10.2 Employment agreement between the Company and Harvey Lalach, dated November 1, 1999
(21)     Name  of  Subsidiary
     21.1 3423336 Canada Ltd. (incorporated under the federal laws of Canada on February 3, 1998)
(27)     Financial  Data  Schedule

REPORTS  ON  FORM  8-K

The Company filed a Form 8-K on November 1, 1999 in connection with the resignation, effective October 29, 1999, of Dr. Chris Kokkalis as the Company's Chief Technology Officer and Director.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     GLOBALNETCARE,  INC.


     By:     /s/  Patrick  Power
             -------------------
          PATRICK  POWER,  PRESIDENT

     Date:     March  30,  2000
               ----------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     By:     /s/  Nick  Pedafronimos
             -----------------------
          NICK  PEDAFRONIMOS,  DIRECTOR

     Date:     March  30,  2000
               ----------------

     By:     /s/  David  Mulder
             ------------------
          DAVID  MULDER,  DIRECTOR

     Date:     March  30,  2000
                ---------------

     By:     /s/  Harvey  Lalach
             -------------------
          HARVEY  LALACH,  C.O.O.

     Date:     March  30,  2000
               ----------------