Form 10QSB
period 2000-03-31
GLOBALNETCARE INC
filed 2000-05-12
CIK 1079574

OMB APPROVAL
                                                         ------------
                                               OMB  Number  3235-0416
                                               ----------------------
                                             Expires:  May  31,  2000
                                           Estimated  average  burden
                                        hours  per  response:  9708.0
                                        -----------------------------

                                 UNITED  STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  March  31,  2000
                                         ----------------

     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT

     For  the  transition  period  from          to

     Commission  file  number  600-27097
                               ---------

                               GLOBALNETCARE, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

   FLORIDA                                                            980215778
   -------                                                            ---------
  (State or other jurisdiction of                              (I.R.S. Employer
   incorporation or organization)                           Identification No.)

      SUITE 204, 65 BRUNSWICK, DOLLARD DES ORMAUX, QUEBEC, CANADA  H9B 2N4
      --------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (514) 421-2294
                                 --------------
                           (Issuer's telephone number)

       SUITE 950 - 2000 MCGILL COLLEGE, MONTREAL, QUEBEC, CANADA  H3A 3H3
       ------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.     Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

16,283,127  common  shares  issued  and  outstanding  as  of  April  28,  2000
------------------------------------------------------------------------------

Transitional  Small  Business  Disclosure  Format  (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

GlobalNetCare, Inc.'s (the "Company") financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The financial statements are attached to this Quarterly Report (see Part II, Item 6).

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

GENERAL

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

LETTER OF INTENT - BUSINESSWAY COMPUTER CENTRE INC. AND COR-BIT PERIPHERALS INC.

On March 31, 2000, the Company signed a Letter of Intent, pursuant to which it agreed to acquire (the "Acquisition") all of the issued and outstanding shares of BusinessWay Computer Centre Inc. ("BusinessWay") and Cor-bit Peripherals Inc. ("Cor-bit"), both of which are private companies incorporated under the laws of the province of Quebec. Cor-bit is a manufacturer of computers, and has developed internet software including a new business-to-business model, data base search software, and an access-based inventory management software link. Cor-bit is the exclusive supplier of computers to the BusinessWay franchise operations. BusinessWay operates a website "www.businessway.com" (the

"BusinessWay Website"), which will exist as a multiple e-business site and will incorporate the operations of Cor-bit, as well as market the Cor-bit line of computers. The principals of BusinessWay will retain BusinessWay's franchise retail operations, and as a result, the retail operations will not form part of the Acquisition.

Pursuant to the terms of the Letter of Intent, the Company's wholly-owned subsidiary, 3739007 Canada Ltd., will issue 40,000,000 exchangeable preferred shares in consideration of all of the issued and outstanding shares of BusinessWay and Cor-bit. Each exchangeable preferred share will be convertible, at no additional consideration, into one common share of the Company. Closing of the Acquisition is subject to a number of conditions, including:

- a satisfactory due diligence review of the business and affairs of BusinesWay and Cor-bit by the Company;

- a satisfactory due diligence review of the Company by each of BusinessWay and Cor-bit ; and

- preparation and execution of formal documentation in connection with the Acquisition.

Business  Opportunities  Generally

In the event that the Acquisition is not completed, the Company will continue to seek, investigate, and if such investigations warrant, acquire an interest in one or more other business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. Other than the Acquisition, the Company has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption and throughout this Quarterly Report is purposefully general and is not meant to restrict the Company's virtually unlimited discretion to search for and enter into a business combination. The Company may seek a business combination with a firm which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve acquiring or merging with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

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

Sources  of  Opportunities

In the event that the Acquisition is not successful, the Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors, as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations. Management may not be especially experienced in matters relating to the new business of the Company, and will therefore rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation.

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

Evaluation  of  Opportunities

The analysis of any new business opportunity will be undertaken by or under the supervision of the officers and directors of the Company. In the event that the Acquisition is not successful, management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider, among other factors, such matters as:

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

Opportunities in which the Company may participate will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. The Company's shareholders must, therefore, depend on management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to the Company's participation). Even after the Company's participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

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

Management has advanced, and in the event that the Acquisition is not successful, will continue to advance, funds which shall be used by the Company in identifying and pursuing agreements with target companies. Management anticipates that these funds will be repaid from the proceeds of any agreement with the target company, and that any such agreement may, in fact, be contingent upon there payment of those funds.

Cash  Requirements

The Company anticipates that upon completion of the Acquisition, it will require funds in the amount of $1,000,000 through March 31, 2001, and as a result, will need to raise additional funds. In the event that the Acquisition is not successful, the Company does not anticipate that it will require additional funds over the next 12 months.

Product  Research  and  Development

Until the Acquisition is complete, the Company is unable to determine the type of product research and development that it may perform over the next 12 months ending March 31, 2001. If the Acquisition is not successful, the Company will not likely perform any product research and development as it searches for a new business opportunity.

Purchases  or  Sales  (Plant  or  Equipment)

At this time, the Company does not anticipate that it will purchase or sell a plant or any significant equipment over the next 12 months.

Changes  in  Employees

Upon completion of the Acquisition, the Company expects that it will assume some or all of the employees of both BusinessWay and Cor-bit. In the event that the Acquisition is not successful, the Company does not anticipate a change in its current number of employees.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

During the quarter ended March 31, 2000, there were no new legal proceedings commenced against the Company or to which the Company was a party. During the quarter ended March 31, 2000, there were no material developments in the legal proceedings which were described in the Company's Form 10-KSB filed on March 31, 2000.

ITEM  2.     CHANGES  IN  SECURITIES.

Recent  Sales  of  Unregistered  Securities

On February 7, 2000, the Company sold a total of 1,114,998 common shares at a price of US$0.40 per common share, for aggregate gross proceeds of $445,999.20 to the following persons/entities, relying on Regulation S and/or Section 4(6) of the Securities Act of 1933, as applicable:

SUBSCRIBER              PURCHASE  AMOUNT     NUMBER  OF  SHARES  PURCHASED
==========              ================     =============================
Bill  Manolakos            $65,333.20                         163,333
Univalor                  $226,666.00                         566,665
Grimbsy  Trading  Ltd.     $50,000.00                         125,000
Jimmy  D.  Foussekis      $104,000.00                         260,000
====================      ===========                         =======

The price per common share of US$0.40 was based on the average trading price for the 10 trading days prior, less a discount of approximately 10%.

On March , 2000, the Company sold a total of 310,000 common shares, at a price of US$0.50, for aggregate gross proceeds of US$155,000 to Jimmy Foussekis, relying on Regulation S of the Securities Act of 1933.

The price per common share of US$0.50 was based on the average trading price for the 10 trading days prior, less a discount of approximately 10%.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

Not  applicable.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

Not  applicable.

ITEM  5.     OTHER  INFORMATION.

Not  applicable.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports  of  Form  8-K

On March 29, 2000, the Company filed a current report on Form 8-K announcing that it had engaged KPMG LLP as its independent accountants to audit its financial statements. On April 6, 2000, the Company filed a Form 8-K/A with respect to the change in its independent accountants. The Company's Board of Directors approved the change of accountants to KPMG LLP on March 22, 2000. During the Company's two most recent fiscal years, and any subsequent interim periods preceding the change in accountants, there were no disagreements with Councilor, Buchanan & Mitchell, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure. The report on the financial statements prepared by Councilor, Buchanan & Mitchell, P.C. for either of the last two years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principals. The decision to change accountants was based on the appointment of new directors to the Company's Board of Directors. Councilor, Buchanan & Mitchell, P.C. provided the Company with a letter addressed to the SEC stating that he agreed with the statements made in the Form 8-K/A. The Company has engaged the firm of KPMG LLP as of February 22, 2000. KPMG LLP was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company's financial statements.

Following the end of the quarter, on April 5, 2000, the Company filed a current report on Form 8-K announcing the resignation of David Mulder as a director of the Company, and the appointment of Harvey Lalach as a director of the Company. On April 12, 2000, the Company filed a current report on Form 8-K announcing the resignation of George Tsoukas as a director and the Chief Executive Officer of the Company.

Financial Statements Filed as a Part of the Quarterly Report The Company's unaudited financial statements include:

     Consolidated  Balance  Sheet  as  of  March  31,  2000

     Consolidated Statements of Operations for the three months ended March 31, 1999 and 2000

     Consolidated  Statements of Cash Flows for the three months ended March 31,

1999  and  2000

     Notes  to  Consolidated  Financial  Statements.

Consolidated  Financial  Statements  of
(Unaudited)

GLOBALNETCARE,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)

Three-month  period  ended  March  31,  2000  and  1999  and period  from  inception  to  March  31,  2000

GLOBALNETCARE,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
Consolidated  Financial  Statements
(Unaudited)

Three-month  period  ended  March  31,  2000  and  1999
and  period  from  inception  to  March  31,  2000


FINANCIAL  STATEMENTS
Consolidated  Balance  Sheets                           1
Consolidated  Statements  of  Operations                2
Consolidated  Statements  of  Cash  Flows               3
Notes  to  Consolidated  Financial  Statements          4



GLOBALNETCARE,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
Consolidated  Balance  Sheets
(Unaudited)

March  31,  2000,  with  comparative  figures  as  at  December  31,  1999
-------------------------------------------------------------------------------
                                                  March  31,     December  31,
                                                       2000               1999
------------------------------------------------------------------------------
Assets

Current assets:
Cash and cash equivalents . . . . . . . . . . . .  $     5,228   $     4,284
Sales tax receivable. . . . . . . . . . . . . . .       30,335        25,656
Prepaid . . . . . . . . . . . . . . . . . . . . .        4,811           386
-----------------------------------------------------------------------------
                                                        40,374        30,326

Property and equipment. . . . . . . . . . . . . .       44,020        51,537
-----------------------------------------------------------------------------

                                                   $    84,394   $    81,863
-----------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable. . . . . . . . . . . . . . . . .  $    46,957   $    46,476
Payroll deductions payable. . . . . . . . . . . .       75,908       101,782
Accrued liabilities . . . . . . . . . . . . . . .       30,049        41,596
Advances from a director, without interest and
no specific repayment terms . . . . . . . . . . .       37,971       451,891
-----------------------------------------------------------------------------
                                                       190,885       641,745

Stockholders' equity:
Share capital (note 2). . . . . . . . . . . . . .        3,560         2,135
Additional paid-in capital. . . . . . . . . . . .    2,914,014     2,314,440
Accumulated other comprehensive income. . . . . .       (2,362)       (2,881)
Deficit accumulated during the development stage.   (3,021,703)   (2,873,576)
-----------------------------------------------------------------------------
                                                      (106,491)     (559,882)
-----------------------------------------------------------------------------
                                                   $    84,394   $    81,863
-----------------------------------------------------------------------------




See  accompanying  note  to  consolidated  financial  statements.

On  behalf  of  the  Board:

/s/ Patrick Power
------------------
Director

/s/ Harvey Lalach
-------------------
Director


GLOBALNETCARE,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
Consolidated  Statements  of  Operations
(Unaudited)

Three-month  period  ended  March 31, 2000 and 1999 and period from inception to
March  31,  2000
December  31,  1999
-------------------------------------------------------------------------------
                                     Three-month     Three-month           From
                                   period  ended   period  ended  inception  to
                                       March  31,      March  31,    March  31,
                                           2000             1999           2000
-------------------------------------------------------------------------------
Revenues - interest. . . . . . . . . .  $         -  $       144  $      865

General and administrative expenses:
Commissions, wages and subcontractors.       57,865      183,363   1,967,954
Compensation cost. . . . . . . . . . .            -            -     246,400
Professional fees. . . . . . . . . . .       29,044        5,110     197,674
Depreciation . . . . . . . . . . . . .        7,300        6,300     147,481
Rent and parking . . . . . . . . . . .       25,127       21,740     153,214
License fees . . . . . . . . . . . . .            -            -      67,925
Office . . . . . . . . . . . . . . . .        3,749        5,597      68,917
Advertising and promotion. . . . . . .        3,792        2,004      50,573
Communications . . . . . . . . . . . .       13,669       11,607      46,277
Travel . . . . . . . . . . . . . . . .        4,349        9,291      34,782
Taxes, insurance and licenses. . . . .        3,096            -      17,037
Interest and bank charges. . . . . . .          136          845      12,489
Subscriptions and memberships. . . . .            -        2,393       3,974
Registration fees. . . . . . . . . . .            -          650       5,825
Maintenance and repairs. . . . . . . .            -            -       2,045
----------------------------------------------------------------------------
                                            148,127      248,900   3,022,567
----------------------------------------------------------------------------

Net loss . . . . . . . . . . . . . . .  $   148,127  $   248,756  $3,021,702
----------------------------------------------------------------------------

Net loss per share - basic and diluted  $      0.01  $      0.02
----------------------------------------------------------------------------

Weighted average number
of shares outstanding. . . . . . . . .   15,423,128   13,100,000
----------------------------------------------------------------------------

See  accompanying  notes  to  consolidated  financial  statements.


GLOBALNETCARE,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
Consolidated  Statements  of  Cash  Flows
(Unaudited)

Three-month  period ended March 31, 2000 and 1999 and period from inception to March
31,  2000
December  31,  1999
------------------------------------------------------------------------------------
                                        Three-month      Three-month             From
                                      period  ended    period  ended    inception  to
                                          March  31,       March  31,      March  31,
                                                2000            1999             2000
-------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . . . .  $(148,127)  $(248,756)  $(3,021,702)
Adjustments for items not involving cash:
Depreciation . . . . . . . . . . . . . . . . .      7,300       6,300       147,481
Employees, subcontractors and
license fees compensated by
issuance of shares . . . . . . . . . . . . . .          -           -     1,205,675
Compensation cost. . . . . . . . . . . . . . .          -           -       246,100
Change in operating assets and liabilities:
Sales tax receivable . . . . . . . . . . . . .     (4,679)    (18,935)      (30,335)
Deposit on computer equipment. . . . . . . . .          -     (15,420)            -
Prepaid. . . . . . . . . . . . . . . . . . . .     (4,425)     22,466        (4,811)
Accounts payable and accrued liabilities . . .    (36,940)     10,555       152,914
------------------------------------------------------------------------------------
                                                 (186,871)   (243,790)   (1,304,678)


Cash flows from financing activities:
Bank indebtedness. . . . . . . . . . . . . . .          -      51,310             -
Proceeds from issuance of common shares. . . .          -           -       864,500
Proceeds from advances from a director . . . .    187,508      20,681       638,970
------------------------------------------------------------------------------------
                                                  187,508      71,991     1,503,470

Cash flows from investing activities:
Additions to property and equipment. . . . . .          -     (61,078)     (191,718)

Effect of exchange rate changes on cash. . . .        307           -        (1,846)
------------------------------------------------------------------------------------
Net (decrease) increase in cash and
cash equivalents . . . . . . . . . . . . . . .        944    (232,877)        5,228

Cash and cash equivalents, beginning of period      4,284     232,877             -
------------------------------------------------------------------------------------
Cash and cash equivalents, end of period . . .  $   5,228   $       -   $     5,228
------------------------------------------------------------------------------------

See  accompanying  notes  to  consolidated  financial  statements.

                                      - 4 -
GLOBALNETCARE,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
Notes  to  Consolidated  Financial  Statements

Three-month period ended March 31, 2000 and 1999 and period from inception to March 31, 2000


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

2.     SHARE  CAPITAL:

During the three-month period ended March 31, 2000, the Corporation issued 1,424,998 common shares in connection with the conversion of advances from a director into equity.

Exhibits  Required  by  Item  601  of  Regulation  S-B

(3)     Articles  of  Incorporation  and  By-laws:

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

     3.3 Articles of Incorporation effective October 30, 1980 (incorporated by reference from the Company's Form 10-SB (amended), filed October 19, 1999)

     3.4 By-laws effective October 30, 1980 (incorporated by reference from the Company's Form 10-SB (amended), filed October 19, 1999)

 (21)     Name  of  Subsidiary

     21.1 3423336 Canada Ltd. (incorporated under the federal laws of Canada on February 3, 1998)

     21.2 3739007 Canada Ltd. (incorporated under the federal laws of Canada on April 4, 2000)

(27)     Financial  Data  Schedule

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     GLOBALNETCARE,  INC.

     By:  /s/ Patrick Power
          Patrick  Power,  President/Director

     Date:     May  12,  2000


     By:  /s/ Harvey Lalach
          Harvey  Lalach,  C.O.O./Director

     Date:     May  12,  2000

     By:  /s/ Nick Pedafronimos
          Nick  Pedafronimos,  Director

     Date:     May  12,  2000