Form 10QSB
period 2000-06-30
GLOBALNETCARE INC
filed 2000-08-15
CIK 1079574

THIS DOCUMENT IS A COPY OF THE FORM 10-QSB QUARTERLY REPORT FILED ON AUGUST 14, 2000, PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.
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

     For  the  quarterly  period  ended  June  30,  2000
                                         ---------------

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
     For  the  transition  period  from          to

  Commission  file  number  0-27097
                            -------

                               GLOBALNETCARE, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

FLORIDA                                                                980215778
-------                                                                ---------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

      SUITE 204, 65 BRUNSWICK, DOLLARD DES ORMEAUX, QUEBEC, CANADA  H9B 2N4
      ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (514) 421-2294
                                 --------------
                           (Issuer's telephone number)

                                 not applicable
      ---------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.     Yes      No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

16,283,127  common  shares  issued  and  outstanding  as  of  July  21,  2000

Transitional  Small  Business  Disclosure  Format  (Check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS.

GlobalNetCare, Inc.'s (the "Company") financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.




Consolidated  Financial  Statements  of
(Unaudited)

GLOBALNETCARE,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)

Six-month  period  ended  June  30,  2000  and  1999  and
period  from  inception  to  June  30,  2000

GLOBALNETCARE,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
Consolidated  Financial  Statements
(Unaudited)

Six-month  period  ended  June  30,  2000  and  1999
and  period  from  inception  to  June  30,  2000


FINANCIAL  STATEMENTS
Consolidated  Balance  Sheets                        1
Consolidated  Statements  of  Operations             2
Consolidated  Statements  of  Cash  Flows            3
Notes  to  Consolidated  Financial  Statements       4

GLOBALNETCARE,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
Consolidated  Balance  Sheets
(Unaudited)

June  30,  2000,  with  comparative  figures  as  at  December  31,  1999



                                                                June 30,     December 31,
                                                                     2000            1999


Assets

Current assets:
Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $     9,451   $       4,284
Sales tax receivable . . . . . . . . . . . . . . . . . . . .       31,693          25,656
Prepaid. . . . . . . . . . . . . . . . . . . . . . . . . . .        3,189             386
                                                                   44,333          30,326

Property and equipment . . . . . . . . . . . . . . . . . . .       27,062          51,537

                                                              $    71,395   $      81,863

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . . . .  $    25,654   $      46,476
Payroll deductions payable . . . . . . . . . . . . . . . . .       74,307         101,782
Accrued liabilities. . . . . . . . . . . . . . . . . . . . .       47,673          41,596
Advances from a director, without interest and
no specific repayment terms. . . . . . . . . . . . . . . . .       63,901         451,891
                                                                  211,535         641,745

Stockholders' equity:
Share capital (note 2) . . . . . . . . . . . . . . . . . . .        3,560           2,135
Additional paid-in capital . . . . . . . . . . . . . . . . .    2,914,014       2,314,440
Accumulated other comprehensive income . . . . . . . . . . .       (3,165)         (2,881)
Deficit accumulated during the development stage . . . . . .   (3,054,549)     (2,873,576)
                                                                 (140,140)       (559,882)

                                                              $    71,395   $      81,863

See accompanying note to consolidated financial statements.

On behalf of the Board:

/s/ signed       Director

/s/ signed      Director


GLOBALNETCARE,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
Consolidated  Statements  of  Operations
(Unaudited)

Six-month  period  ended  June  30, 2000 and 1999 and period from inception to June 30,
2000


                                              Six-month        Six-month        From
                                            period ended     period ended   inception to
                                              June 30,         June 30,       June 30,
                                                2000             1999           2000
General and administrative expenses:
Commissions, wages and subcontractors. . .  $      67,999  $     418,794  $   1,978,088
Compensation cost. . . . . . . . . . . . .        246,400        246,400
Professional fees. . . . . . . . . . . . .         36,063         34,930        204,693
Depreciation . . . . . . . . . . . . . . .         15,305         17,585        155,486
Rent and parking . . . . . . . . . . . . .         26,816         55,112        154,903
License fees . . . . . . . . . . . . . . .         67,925
Office . . . . . . . . . . . . . . . . . .          4,494         18,922         69,662
Advertising and promotion. . . . . . . . .          3,792         19,271         50,573
Communications . . . . . . . . . . . . . .         23,098         24,001         55,706
Travel . . . . . . . . . . . . . . . . . .          7,820         16,471         38,253
Taxes, insurance and licenses. . . . . . .          3,096         11,636         17,037
Interest and bank charges. . . . . . . . .            194          1,626         12,547
Subscriptions and memberships. . . . . . .              -          3,275          3,974
Registration fees. . . . . . . . . . . . .              -          1,036          5,825
Maintenance and repairs. . . . . . . . . .              -            732          2,045
                                                  188,677        869,791      3,063,117

Other
Interest . . . . . . . . . . . . . . . . .              -            474            865
Gain on disposal of property and equipment          7,703              -          7,703
------------------------------------------
                                                    7,703            474          8,568


Net loss . . . . . . . . . . . . . . . . .  $     180,974  $     869,317  $   3,054,549

Net loss per share - basic and diluted . .  $        0.01  $        0.07

Weighted average number
of shares outstanding. . . . . . . . . . .     15,853,128     13,193,604



See accompanying notes to consolidated financial statements.


GLOBALNETCARE,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
Consolidated  Statements  of  Cash  Flows
(Unaudited)

Six-month  period  ended  June  30,  2000  and 1999 and period from inception to June 30, 2000


                                                  Six-month       Six-month          From
                                                 period ended    period ended    inception to
                                                   June 30,        June 30,        June 30,
                                                     2000            1999            2000
Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . . . .  $    (180,974)  $    (869,791)  $  (3,054,549)
Adjustments for items not involving cash:
Depreciation . . . . . . . . . . . . . . . . .         15,305          17,585         155,486
Gain on disposal of property and equipment . .         (7,703)              -          (7,703)
Employees, subcontractors and
license fees compensated by
issuance of shares . . . . . . . . . . . . . .              -               -       1,205,675
Compensation cost. . . . . . . . . . . . . . .              -         246,400         246,400
Change in operating assets and liabilities:
Sales tax receivable . . . . . . . . . . . . .         (6,037)        (10,129)        (31,693)
Prepaid. . . . . . . . . . . . . . . . . . . .         (2,803)         38,436          (3,189)
Deposit. . . . . . . . . . . . . . . . . . . .              -          12,247
Accounts payable and accrued liabilities . . .        (41,056)         44,679         150,662
                                                     (223,268)       (520,573)     (1,338,911)

Cash flows from financing activities:
Proceeds from issuance of common shares. . . .              -         536,000         864,500
Proceeds from advances from a director . . . .        213,009           1,588         663,038
                                                      213,009         537,588       1,527,538

Cash flows from investing activities:
Additions to property and equipment. . . . . .              -        (124,807)       (191,718)
Proceeds of disposal of property and equipment         15,707               -          15,707
                                                       15,707        (124,807)       (176,011)

Effect of exchange rate changes on cash. . . .           (281)         16,221          (3,165)

Net (decrease) increase in cash and
cash equivalents . . . . . . . . . . . . . . .          5,167         (91,571)          9,451

Cash and cash equivalents, beginning of period          4,284         232,877               -

Cash and cash equivalents, end of period . . .  $       9,451   $     141,306   $       9,451



See accompanying notes to consolidated financial statements.

                                      - 5 -
GLOBALNETCARE,  INC.
(A  DEVELOPMENT  STAGE  ENTERPRISE)
Notes  to  Consolidated  Financial  Statements

Six-month period ended June 30, 2000 and 1999 and period from inception to June 30, 2000


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

2.     SHARE  CAPITAL:

During the six-month period ended June 30, 2000, the Corporation issued 1,424,998 common shares in connection with the conversion of advances from a director into equity.

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

Despite the efforts of the Company's management, the Website did not attract the number of users or advertisers the Company anticipated, and accordingly did not generate the revenue required for the continued operation and maintenance of the Website. The Website has not been updated since October, 1999. The anticipated plans for the operation of the Website by the Company, as described in its Form 10-SB Registration Statement (as amended), have not and will not be achieved or further pursued further by the Company. Due to its inability to generate sufficient revenues to continue operations, the Company has decided to seek and identify a different line of business. To date, the Company has not effected a change of business, and continues to operate the Website on a scaled down basis.

SHARE EXCHANGE AGREEMENT - BUSINESSWAY COMPUTER CENTRE INC. AND COR-BIT PERIPHERALS INC.

On April 4, 2000, the Company signed a Letter of Intent, pursuant to which it agreed to acquire (the "Acquisition") all of the issued and outstanding shares of BusinessWay Computer Centre Inc. ("BusinessWay") and Cor-Bit Peripherals Inc. ("Cor-Bit"), both of which are private companies incorporated under the laws of the province of Quebec. Cor-Bit is a manufacturer of computers, and has developed internet software including a new business-to-business model, data base search software, and an access-based inventory management software link. Cor-Bit is the exclusive supplier of computers to the BusinessWay franchise operations. BusinessWay operates a website "www.businessway.com" (the "BusinessWay Website"), which will exist as a multiple e-business site and will incorporate the operations of Cor-Bit, as well as market the Cor-Bit line of computers. The principals of BusinessWay will retain BusinessWay's franchise retail operations, and as a result, the retail operations will not form part of the Acquisition.

The Company entered into a Share Exchange Agreement dated for reference June 30, 2000 (the "Share Exchange Agreement") with respect to the Acquisition, to which the Company, 3739007 Canada Ltd. (the Company's wholly owned subsidiary), Cor-Bit, BusinessWay, Faris Heddo and Michele Scott (the "Majority Vendors"), the shareholders of Cor-Bit (the "Cor-Bit Shareholders") and the shareholders of BusinessWay (the "BusinessWay Shareholders") are parties.

Pursuant to the Share Exchange Agreement, the Company agreed to cause 3739007 Canada Ltd. to issue 40,000,000 Class "A" Preference Shares (the "Preferred Shares") in the capital of 3739007 Canada Ltd. to the Cor-Bit Shareholders and the BusinessWay Shareholders (collectively, the "Vendors"), as consideration for the exchange of the Cor-Bit Shares and the BusinessWay shares. The Company agreed to issue 37,923,891 Special Voting Shares in the capital of the Company (the "Special Voting Shares"), which are to be issued to the Majority Vendors, and the FONDACTION CSN Pour La Coop ration et L'Emploi, in the course of a reorganization of the capital of Cor-Bit and BusinessWay, as contemplated by section  85  of  the  Income  Tax  Act  (Canada).

Pursuant to the terms of the Share Exchange Agreement and a Call Option Agreement (to be entered into by each one of the Vendors and the Company), each of the Vendors granted an option to the Company to acquire the Preferred Shares and the Special Voting Shares, if applicable, in exchange for an equal number of common shares in the capital of the Company. Also pursuant to the Share Exchange Agreement, the Vendors respectively agreed to exchange the Cor-Bit Shares and the BusinessWay Shares for the Preferred Shares and the Special Voting Shares.

The completion of the Acquisition is subject to a number of conditions, including the following:

- on or before the Closing Date (as defined in the Share Exchange Agreement), counsel for 3739007 Canada Ltd. and the Company shall have performed a due diligence review of Cor-Bit and BusinessWay and their affairs, and 3739007 Canada Ltd. and the Company shall be satisfied in their discretion as to the operations of Cor-Bit and BusinessWay after completion of its due diligence investigation thereof;

- Cor-Bit and BusinessWay shall have completed financing by way of a private placement pursuant to which a minimum of CDN$1,000,000 will have been raised; and

-     on  or  before  the  Closing  Date  (as  defined  in  the  Share  Exchange
Agreement), counsel for Majority Vendors, Cor-Bit and BusinessWay shall have performed a due diligence review of the 3739007 Canada Ltd. and the Company, and the Majority Vendors, Cor-Bit and BusinessWay shall be satisfied in their discretion as to the state of the business assets and the operations of 3739007 Canada Ltd. after completion of their due diligence investigation thereof.

As of July 31, 2000, the Acquisition had not been completed. On July 31, 2000, the Company filed a Definitive Information Statement on Schedule 14C with the United States Securities and Exchange Commission, following which the Company was deemed to have shareholder consent to effect the amendments to its Articles, which amendments are required to complete the Acquisition. The Company is in the process of mailing the Schedule 14C to its shareholders. Twenty days after the date the mailing is made, the amendments to the Company's Articles will be effective; once the amendments are effective, the Acquisition will be completed (see "Item 5: Other Information" for more information with respect to the amendments to the Company's Articles).

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

Selecting a business opportunity would be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such perceived benefits of a publicly traded corporation may include:

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

Management believes that the Company may be able to benefit from the use of "leverage" to acquire a target company. Leveraging a transaction involves acquiring a business while incurring significant indebtedness for a large percentage of the purchase price of that business. Through leveraged transactions, the Company would be required to use less of its available funds to acquire a target company and, therefore, could commit those funds to the operations of the business, to combinations with other target companies, or to other activities. The borrowing involved in a leveraged transaction is ordinarily secured by the assets of the acquired business. If that business is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that the Company must commit to acquire a business, may correspondingly increase the risk of loss to the Company.

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

The Company has insufficient capital with which to provide the owners of businesses significant cash or other assets. Management believes the Company offers owners of businesses the opportunity to acquire a controlling ownership interest in a public company at a substantially lower cost than is required to conduct an initial public offering. The owners of the businesses will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their common shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity or business combination, including the costs of preparing post-effective amendments, Form 8-Ks, agreements, and related reports and documents. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a businesses. The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

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

Sources  of  Opportunities

In the event that the Acquisition is not successful, the Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors, as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations. Management may not be especially experienced in matters relating to the new business of the Company, and will therefore rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effect the business purposes described in this Quarterly Report. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such an obligation.

There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future. In the past, the Company's management has not used outside consultants or advisors in connection with a merger or acquisition. As is customary in the industry, the Company may pay a finder's fee for the location of an appropriate business opportunity or business combination. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction rateably down to 1% in a $4,000,000 transaction. Management has adopted a policy that such a finder's fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing a transaction to the Company.

The Company will not have sufficient funds to undertake any significant development, marketing, and manufacturing of any products which may be acquired instead of the acquisition of a business opportunity or business combination. Accordingly, if the Company acquires the rights to a product, rather than entering into a merger or acquisition, it would most likely need to seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or to interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

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

- the perceived public recognition or acceptance of products, services or trades; and

-     name  identification.

Management will meet personally with the management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

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

Cash  Requirements

The Company anticipates that upon completion of the Acquisition, it will require funds in the amount of $300,000 through June 30, 2001, which additional funds would likely be raised through a Private Placement. In the event that the

Acquisition is not successful, the Company does not anticipate that it will require additional funds over the next 12 months.

Product  Research  and  Development

Until the Acquisition is complete, the Company is unable to determine the type of product research and development that it may perform over the 12 months ending June 30, 2001. If the Acquisition is not successful, it is not likely that the Company will perform any product research and development as it searches for a new business opportunity.

Purchases  or  Sales  (Equipment)

At this time, the Company does not anticipate that it will purchase or sell any significant equipment over the 12 months ending June 30, 2001.

Changes  in  Employees

Upon completion of the Acquisition, the Company expects that it will assume some or all of the employees of both BusinessWay and Cor-bit. In the event that the Acquisition is not successful, the Company does not anticipate a change in its current number of employees.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

During the quarter ended June 30, 2000, there were no new legal proceedings commenced against the Company or to which the Company was a party. During the quarter ended June 30, 2000, there were no material developments in the legal proceedings which were described in the Company's Form 10-KSB filed on March 31, 2000.

ITEM  2.     CHANGES  IN  SECURITIES.

Recent  Sales  of  Unregistered  Securities

On April 3, 2000, the Company issued 310,000 common shares to Jimmy Foussekis at a price of US$0.50 per common share, for aggregate gross proceeds of US$155,000, in an "offshore transaction", relying on Regulation S of the Securities Act of 1933. The Company reported this sale in its Form 10-QSB for the quarter ending March 31, 2000, as having occurred on March 27, 2000. The 310,000 common shares to Jimmy Foussekis were not in fact issued by the transfer agent until April 3, 2000.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

Not  applicable.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

Not  applicable.

ITEM  5.     OTHER  INFORMATION.

On May 4, 2000, the Board of Directors of the Company approved an amendment to the Company's Articles of Incorporation to increase the authorized shares in the capital of the Company from 20,000,000 to 100,000,000. On June 1, 2000, the Board of Directors of the Company approved a further amendment to the Company's Articles of Incorporation to create 40,000,000 Class A Special Voting Shares in the capital of the Company (the two amendments are collectively referred to as the "Amendments"). On July 31, 2000, the Company filed a Definitive Information Statement on Schedule 14C with the United States Securities and Exchange
Commission with respect to the Amendments. The Company is currently in the process of mailing a copy of the Schedule 14C to its shareholders. Twenty days after the date the Schedule 14C is mailed to the Company's shareholders, the Amendments will be deemed effective, following which, the Acquisition will be completed. The Company anticipates that it will file the Amendments with the Secretary of State for Florida during the third quarter of 2000.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports  of  Form  8-K

On April 5, 2000, the Company filed a current report on Form 8-K announcing the resignation of David Mulder as a director of the Company, and the appointment of Harvey Lalach as a director of the Company.

On April 6, 2000, the Company filed a current report on Form 8-K/A with respect to the change in its independent accountants. The Company's Board of Directors approved the change of accountants to KPMG LLP on March 22, 2000. During the Company's two most recent fiscal years, and any subsequent interim periods preceding the change in accountants, there were no disagreements with Councilor, Buchanan & Mitchell, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure. The report on the financial statements prepared by Councilor, Buchanan & Mitchell, P.C. for either of the last two years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principals. The decision to change accountants was based on the appointment of new directors to the Company's Board of Directors. Councilor, Buchanan & Mitchell, P.C. provided the Company with a letter addressed to the SEC stating that he agreed with the statements made in the Form 8-K/A. The Company has engaged the firm of KPMG LLP as of February 22, 2000. KPMG LLP was not consulted on any matter relating to accounting principles to a specific transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company's financial statements.

On April 12, 2000, the Company filed a current report on Form 8-K announcing the resignation of George Tsoukas as a director and as the Chief Executive Officer of the Company.

Financial  Statements  Filed  as  a  Part  of  the  Quarterly  Report

The  Company's  unaudited  financial  statements  include:

     Consolidated  Balance  Sheet  as  of  June  30,  2000

     Consolidated Statements of Operations for the six months ended June 30, 1999 and 2000

     Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 2000

     Notes  to  Consolidated  Financial  Statements.

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

        3.1 Articles of Amendment effective January 14, 1999 (incorporated by reference from the Company's Form 10-SB (amended), filed October 19, 1999)

        3.2 Articles of Amendment effective July 21, 1998 (incorporated by reference from the Company's Form 10-SB (amended), filed October 19, 1999)

        3.3 Articles of Incorporation effective October 30, 1980 (incorporated by reference from the Company's Form 10-SB (amended), filed October 19, 1999)

        3.4 By-laws effective October 30, 1980 (incorporated by reference from the Company's Form 10-SB (amended), filed October 19, 1999)

(10)     Material  Contracts

        10.1 Share Exchange Agreement between the Company, 3739007 Canada Ltd., BusinessWay Computer Centre Inc., Cor-Bit Peripherals Inc., Faris Heddo, Michele Scott, the Shareholders of Cor-Bit Peripherals Inc. and the Shareholders of BusinessWay Computer Centre Inc., dated for reference June 30, 2000

(21)     Name  of  Subsidiary

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


     GLOBALNETCARE,  INC.

     By:     /s/  Patrick  Power
             Patrick  Power,  President/Director

             Date:     August  11,  2000


     By:     /s/  Harvey  Lalach
             Harvey  Lalach,  C.O.O./Director

             Date:     August  10,  2000

     By:     /s/  Nick  Pedafronimos
             Nick  Pedafronimos,  Director

             Date:     August  10,  2000