Form 10QSB
period 2000-10-31
GLOBALNETCARE INC
filed 2000-12-15
CIK 1079574

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2000
Commission File No.: 000-27097

GLOBALNETCARE, INC.
(Name of small business as specified in charter)

Florida (State or other jurisdiction of incorporation)	980215778 (IRS Employer Identification Number)

117 Gun Avenue, Pointe-Claire, Quebec, Canada H9R 3X2
(514) 693-0877
(Address and telephone number of principal executive offices)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports)
and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the December 6, 2000
(latest practicable date):

(a)   Common Stock: 58,475,673 shares
(b)   Class A Special Voting Shares: 37,923,891 shares

Transitional Small Business Disclosure Format (check one): Yes     ; No X

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

GlobalNetCare, Inc.'s (the "Company")(dba BusinessWayInternational Corp.) financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Consolidated Financial Statements of
GLOBALNETCARE, INC. dba BusinessWay International Corp.
(Unaudited)

Three-month period ended October 31, 2000

                                           October 31,       December 31,
                                              2000              1999
ASSETS

Current Assets
     Cash                                     $116,897         $4,284
     Accounts Receivable                       734,292              0
     Sales tax receivable                            0         25,656
     Inventory                                 195,468              0
     Prepaid Expenses                            4,525            386

Total Current Assets                        $1,051,182        $30,326

Deferred Income Taxes                              214              0

Capital Assets                                 118,129         51,537

                                           -----------   ------------
                                            $1,169,525        $81,863
                                           ==========================

Net Income(Loss) Before Taxes                ($145,212)     ($306,577)

Provision for Taxes
     Current                                         0              0
     Deferred                                        0              0
                                   ----------------------------------
                                                     0              0
                                   ----------------------------------
Net Income(Loss)                             ($145,212)     ($306,577)
                                   ===================================

Net loss per share - basic and diluted          $0.003          $0.02

Weighted average number of
     shares outstanding                     58,053,128     13,100,000

See accompanying notes to financial statements

                                                  October 31,          October 31,
                                                     2000                 1999

Cash provided by (used in) operating activities
     Net income ( loss)                          ($145,212)             ($306,577)
     Items not requiring cash outlay
       Amortization                                  8,490                  9,247

       sub-total                                  (136,722)              (297,330)

Changes in non-cash working capital items
       Accounts receivable                        (217,892)                     0
       Inventory                                    13,562                      0
       Prepaid Expenses                              2,520                   (123)
       Accounts Payable and accruals                32,644                 88,172
       Income Taxes Payable                          1,336                      0
       Advance from a director                      (4,229)               209,337
       Share capital                               668,896                      0
       Increase( decrease) long term debt           (1,975)                     0
       Due to shareholders                        (116,492)                     0
       Acquisition of capital assets               (70,466)                14,500
       sub-total                                   307,904                311,886
Net change for the year                           $171,182                $14,556

Cash beginning of year                            ($54,285)               $19,500

Cash end of year                                  $116,897                $34,056

FINANCIAL STATEMENTS

Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Consolidated Financial Statements	4

GLOBALNETCARE, INC.
Notes to Consolidated Financial Statements

Three-month period ended October 31, 2000

1.        ORGANIZATION AND BUSINESS ACTIVITIES:

The Company was organized on October 30, 1980, under the laws of the State of Florida as C.N.W. Corp. On February 1, 1981, the Company issued 1,000 shares of its $1 par value common stock for services of $1,000. The Company did not have any activity before 1998 and, accordingly, commencement of its development stage is considered to be at the beginning of 1998.

On July 21, 1998, the Company increased its capitalization from 1,000 common shares to 50,000,000 common shares. The par value was changed from $1 to $0.001.

On July 21, 1998, the Company changed its name to C.N.W of Orlando Inc., and on December 28, 1998 it changed its name to GlobalNetCare, Inc.

On February 3, 1998, the Company incorporated its wholly-owned subsidiary, 3423336 Canada Ltd., a Canadian company, to develop a medical Website. However, the anticipated plans and operations of the Company for its medical Website have not and will not be achieved or pursued further. Due to its inability to generate sufficient revenues from these operations, the Company has decided to pursue a different line of business. The Corporation continues to operate the medical Website on a scaled down basis.

With the completion of the acquisition of Corbit Perpherals Inc. and BusinessWay Computer Center Inc. on September 12, 2000 (the "Acquistion"), the Company will no longer be considered a development stage enterprise since Corbit Perpherals Inc. has a income stream that has been established for many years.

As a result of the Share Exchange Agreement signed September 12,2000 (the “Exchange Agreement”), the Company incorporated another wholly-owned subsidiary, 3739007 Canada Ltd., for the purpose of acquiring Cor-Bit Perpherals Inc. and BusinessWay Computer Center Inc. Under the Exchange Agreement, the Company acquired the shares of Cor-Bit Perpherals Inc. and BusinessWay Computer Center Inc. in exchange of 40,000,000 exchangeable Preferred Shares (the "Preferred Shares" ) of 3739007 Canada Ltd. (which are exchangeable for the same number of shares of the Company’s common stock), and 37,923,891 Class A Special Voting Shares in the capital of the Company (the "Special Voting Shares"). The Special Voting Shares, which have no right to dividends and will be outstanding only until the Preferred Shares are exchanged, were issued to the principal owners of the acquired companies.

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. It is management’s plan to seek additional capital in connection with appropriate business opportunities including business combinations.

The Company has changed its fiscal year-end to July 31 of each year. For this quarter the last fiscal year being shown is that of December 31, 1999. As well, figures for the comparative quarter October 1999 are being shown for the statement of income and operations. The Company intends to file audited financial statements for the seven month period ending July 31, 2000.

2.        SHARE CAPITAL:

During the three-month period ended October 31, 2000, the Company did not issue any share capital. It did complete the Acquisition under the Exchange Agreement on September 12, 2000, as indicated above.

ITEM 2.        Management's Discussion and Analysis or Plan of Operation.

This report contains certain "forward-looking statements." Those statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors and its officers with respect to, among other things; (i) trends affecting the Company’s financial condition or results of operations; (ii) the Company’s business and growth strategies; (iii) the use of the proceeds to the Company from any stock offerings. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.

GENERAL

Prior to its acquisition of Cor-Bit Perpherals Inc. and BusinessWay Computer Center Inc. and currently, the Company has offered health and medical information via its information Website, GlobalNetCare.com (the “Medical Website”). The Medical Website consists of several “Virtual Medical Centers” that are designed to provide health care professionals and people seeking information with an easy-to-use, interactive experience intended to address their subjects of concern and to create individual virtual medical records. Despite the efforts of the Company’s management, the Medical Website did not attract the number of users or advertisers the Company anticipated and, accordingly, did not generate the revenue required for its continued operation and maintenance. The Medical Website has not been updated since October, 1999. The anticipated plans for the operation of the Medical Website by the Company, as described in the Company’s Form 10-SB Registration Statement (as amended), have not and will not be achieved or pursued further by the Company. The failure of the Medical Website to meet its operational goals has caused the Company to seek to identify a different line of business. The Company has now achieved a new operational focus through the acquisition of Cor-Bit Perpherals Inc. and BusinessWay Computer Center Inc.

SHARE EXCHANGE AGREEMENT - BUSINESSWAY COMPUTER CENTRE INC. AND COR-BIT PERIPHERALS INC.

On September 12, the Company acquired (the "Acquisition") all of the issued and outstanding shares of BusinessWay Computer Centre Inc. ("BusinessWay") and Cor-Bit Peripherals Inc., ("Cor-Bit"), two private companies that are incorporated under the laws of the province of Quebec.

The Acquisition was made under the terms of a Share Exchange Agreement, dated for reference June 30,2000 (the “Exchange Agreement”), to which the Company, 3739007 Canada Ltd. (the Company’s wholly owned subsidiary), Cor-Bit, BusinessWay, Faris Heddo and Michele Scott (the “Majority Vendors”), the shareholders of Cor-Bit (the “Cor-Bit Shareholders”) and the shareholders of BusinessWay (the “BusinessWay Shareholders”) are parties. Under the Share Exchange Agreement, the Company caused 3739007 Canada Ltd. to issue 40,000,000 exchangeable Preferred Shares (the “Preferred Shares”) issued by 3739007 Canada Ltd. to the Cor-Bit Shareholders and the BusinessWay Shareholders (collectively, the “Vendors”), as consideration for the exchange of the Cor-Bit shares and the BusinessWay shares. The Company issued 37,923,891 Class A Special Voting Shares (the “Special Voting Shares”), to the Majority Vendors and to the FONDACTION CSN Pour La Coopration et L’Emploi, in the course of a reorganization of the capital of Cor-Bit and BusinessWay, as contemplated by section 85 of the Income Tax Act (Canada). Under the Exchange Agreement and a Call Option Agreement (entered into by each one of the Vendors and the Company), each of the Vendors granted an option to the Company to acquire the Preferred Shares and the Special Voting Shares, if applicable, in exchange for an equal number of common shares in the capital of the Company.

Cor-Bit is a manufacturer of computers, and has developed internet software including a new business-to-business model, data base search software, and an access-based inventory management software link. Cor-Bit is the exclusive supplier of computers to BusinessWay’s franchise operations. BusinessWay operates a Website, “www.businessway.com” (the “BusinessWay Website”), which be used as a multiple e-business site for the operations of Cor-Bit as well as to market the Cor-Bit line of computers. The principals of BusinessWay will retain BusinessWay’s franchise retail operations, as the retail operations of BusinessWay were not included under the terms of the Acquisition.

The Company's primary source of revenue is now derived from the sales and distribution of its line of Cor-Bit brand of personal computers. Sales are made on a wholesale level and include an preferred sales arrangement through the independent chain BusinessWay Computer Centres (“BusinessWay”) franchised retail computer stores. The Company has an arrangement with the BusinessWay retail chain franchiser to sell these made-to-measure computer systems. The products sold by the BusinessWay retail centres include the Cor-Bit line of custom computer systems, monitors, Storage Devices, Printers and a wide range of peripherals.

In order to increase revenue and market share, the Company plans on to assist the independent distribution chain to attract independent computer store owners to join the BusinessWay banner. This action is expected to increase sales for the Company since it deals on a exclusive basis with this distribution channel. The Company believes that it offers independent retail stores a multitude of advantages, including lowering their cost base and providing them with many proven sales concepts and product branding. The Company supports its network of independent BusinessWay retail stores with its established B2B (business to business) solution software that provides real-time product procurement, and order tracking for a just-in-time delivery. The Company is also seeking to grow its business through acquisitions, and joint ventures with others in the industry.

The Company believes that it is distinguishable in the PC marketplace based on its unique purchasing system, high product quality control, customer service and technical support. The Company has agreements with service affiliates who have over 22,000 service centers across North America . Servicing for the Cor-Bit brand of personal computers is now available across North America. The Company also provides a 1-800 technical support call center to assist end-users as well as independent retailers on software and hardware technical issues concerning the Cor-Bit line of personal computers.

In order to expand its distribution base, the Company is planning to increase its investment in an advertising initiative to boost the recognition of the BusinessWay brand name and products. The Company is continuing to invest in the Research and Product Development to enhance its present product line. The company believes that these initiatives should have a positive impact on revenues in the remaining portion of fiscal year 2001.

The company will be continuing to seek out strategic alliances that will enable the Company to generate increased sales either by direct sales or through joint venture projects. Although it is too early to predict actual sales volume level increases because of these alliances, the Company hopes for significant increases. The Company estimates that each independent retail store that joins the BusinessWay banner and distribution network will increase the Company’s revenues in the range of $500,000 to $1.5 million per annum.

Business Opportunities Generally

Now that the acquisition of Cor-bit and BusinessWay is complete, the Company will continue to seek, investigate, and if its investigations warrant, acquire, an interest in one or more other business opportunities presented to it by persons or firms desiring the perceived advantages of dealing with a publicly held corporation.

The Company may seek business combinations with firms that have only recently commenced operations, developing companies in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or established businesses that may be experiencing financial or operating difficulties and need additional capital, which is perceived to be easier to raise through a public company. In some instances, a business opportunity may involve acquiring or merging with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

Selecting a business opportunity will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of alliance with a publicly-traded corporation. Such perceived benefits of a publicly traded corporation may include:

--	facilitating or improving the terms on which additional equity financing may be sought;
--	providing liquidity for the principals of a business;
--	creating a means for providing incentive stock options or similar benefits to key employees; or
--	providing liquidity (subject to restrictions of applicable statutes) for all shareholders.

Management believes that the Company may be able to benefit from the use of "leverage" to acquire target companies. Leveraging a transaction involves acquiring a business while incurring significant indebtedness for a large percentage of the purchase price of that business. Through leveraged transactions, the Company would be required to use less of its available funds to acquire a target company and, therefore, could commit those funds to the operations of the business, to combinations with other target companies, or to other activities. The borrowing involved in a leveraged transaction is ordinarily secured by the assets of the acquired business. If that business is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that the Company must commit to acquire a business, may correspondingly increase the risk of loss to the Company.

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

As evidenced in this quarter's results of the Company , there exist significant post-merger or acquisition costs related to an acquisition. The Company has incurred significant legal and accounting costs in connection with the Acquisition, including the costs of preparing post-effective amendments, Form 8-Ks, agreements, and related reports and documents. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of an acquired business.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its common shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated the merger or acquisition.

Sources of Opportunities

As mentioned , the Company will seek new business opportunities from known sources, but will rely principally on personal contacts of its officers and directors, as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations. Management may not be especially experienced in matters relating to the new business of the acquired companies, and will therefore rely upon their own efforts and, to a much lesser extent, the efforts of the Company’s shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company’s legal counsel and accountants, will be utilized by the Company to effect the business purposes described in this Quarterly Report. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such an obligation. As is customary in the industry, the Company may pay a finder’s fee for the location of an appropriate business opportunity or business combination. If any such fee is paid, it will be approved by the Company’s Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction rateably down to 1% in a $4,000,000 transaction. Management has adopted a policy that such a finder’s fees could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing a transaction to the Company.

The Company has ongoing needs to develop and market its present products and any new products which may be acquired through the acquisition of a business opportunity or business combination. Accordingly, if the Company acquires the rights to a product, rather than entering into a merger or acquisition, it would most likely need to seek debt or equity financing or obtain funding from third parties. There is no assurance that the Company will be able either to obtain additional financing or to interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

Evaluation of Opportunities

The analysis of any other new business opportunity will be undertaken by or under the supervision of the officers and directors of the Company. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider, among other factors, such matters as:

--	the available technical, financial and managerial resources;
--	working capital and other financial requirements;
--	history of operation, if any;
--	prospects for the future;
--	present and expected competition;
--	the quality and experience of management services which may be available and the depth of that management;
--	the potential for further research, development or exploration;
--	specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company;
--	the potential for growth or expansion;
--	the potential for profit;
--	the perceived public recognition or acceptance of products, services or trades; and
--	name identification.

Management will meet personally with the management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which verifiable information is not available including, where required , audited financial statements cannot be obtained.

Opportunities in which the Company may participate will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. The Company’s shareholders must, therefore, depend on management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to the Company’s participation). Even after the Company’s participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

Acquisition of Opportunities

In implementing a structure for the Company's future business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business.

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company’s common shares may have a depressive effect on such market.

As part of the Company's investigation, officers and directors of the Company may:

--	meet personally with management and key personnel;
--	visit and inspect material facilities;
--	obtain independent analysis or verification of certain information provided;
--	check references of management and key personnel, and
--	take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

The manner in which the Company participates in an opportunity with a target company will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which the target company’s shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, the Company’s shareholders will, in all likelihood, hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s then shareholders.

Cash Requirements

With the Company's completion of the Acquisition, it will require funds in the amount of $750,000 through July 31, 2001( end of fiscal year), which additional funds would likely be raised through a Private Placement.

Product Research and Development

With the Acquisition being complete, the Company is now able to better determine the product research and development that it will perform over the 12 months ending October 31, 2001. The Company will now increased its involvement in specialized software development for users of the "Business to Business" software.

Purchases or Sales (Equipment)

As the Company has recently upgraded its equipment , it will not purchase or sell any significant equipment over the 12 months ending October 31, 2001.

Changes in Employees

With the completion of the Acquisition, the Company has assumed all of the employees of both BusinessWay and Cor-bit.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

        None.

Item 2.        Changes in Securities

        Reference is made to the Form 8-K of GlobalNetCare, Inc. dated September 12, 2000 filed with the SEC on September 27, 2000, as amended by Amendment No.1 filed with the SEC on November 27, 2000 (collectively, the “Form 8-K”). The Form 8-K is hereby incorporated herein by reference. Reference is also made to the information in Item 2 concerning an Acquisition under the heading “SHARE EXCHANGE AGREEMENT -- BUSINESSWAY COMPUTRE CENTRE INC. AND COR-BIT PERIPHERALS INC. contained in the Form 10-QSB of GlobalNetCare for the period ended June 30, 2000 and filed with the SEC on August 15, 2000, which is also incorporated herein by reference.

        Pursuant to the Acquisition, on September 12, 2000, GlobalNetCare issued 40,000,000 shares of its common stock (the “Shares”) and 37,923,891 of Class A Special Voting Shares (the “Voting Shares”) to its wholly owned Canadian subsidiary, which then exchanged its exchangeable Preferred Shares (which are exchangeable for Shares) and the Voting Shares with the stockholders of the acquired companies for all of their stock in the acquired companies. The exchange was made in Canada exclusively with persons who were not U.S. persons and subject to the offering and resale restrictions provided for in Rule 903 in reliance upon the exemption from Securities Act registration provided for in that rule.

        See Item 4, below, for information concerning an authorization for an increase in the capital of GlobalNetCare, which is hereby incorporated herein by reference.

Item 3.        Defaults Upon Senior Securities

        None.

Item 4.        Submission of Matters to Vote of Securities Holders

        On December 6, 2000, the Board of Directors and the holders of a majority of the outstanding voting stock of GlobalNetCare approved an amendment to its Articles of Incorporation. When it becomes effective, the Amendment will have the effect of:

  changing the name of GlobalNetCare to "BusinessWay International Corporation," and
  increasing the authorized capital from 100,000,000 shares of $0.001 par value and 40,000,000 Class A Special Voting Shares, without par value, to 300,000,000 shares of $0.001 par value common stock and 120,000,000 Class A Special Voting Shares, without par value.

        The Amendment was approved by written consent, without a vote and without a meeting, of the holders of an aggregate of 31,923,891 Class A Special Voting Shares. GlobalNetCare intends to file the Amendment 20 days after the mailing of a definitive Schedule 14C information statement to shareholders, at which time the Amendment will become effective.

Item 5.        Other Information

        On December 8, 2000, the Board of Directors elected Edmond H. Chou and Yoland Dumas as directors to serve until the next annual meeting of shareholders and until their successors are elected and qualified. Mr. Chou, 38, has been a regional sales director of Lucent Technologies since 1998, and prior thereto was a Sales Technical Consultant for Lucent Technologies and AT&T. Mr. Dumas, 38, is the Director of Investments for FondAction CSN, one of the Company's principal shareholders.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report.

EXHIBIT INDEX

3.0      Articles of Incorporation and By-laws

         3.1      Articles of Amendment to Articles of Incorporation effective January 14, 1999 (filed as an exhibit to the Company's amended Form 10-SB, filed October 19, 1999, and incorporated herein by reference).

         3.2      Articles of Amendment to Articles of Incorporation effective July 21, 1998 (filed as an exhibit to the Company's amended Form 10-SB, filed October 19, 1999, and incorporated herein by reference).

         3.3      Articles of Amendment to Articles of Incorporation effective October 30, 1980 (filed as an exhibit to the Company's amended Form 10-SB, filed October 19, 1999, and incorporated herein by reference).

         3.4      Articles of Amendment to Articles of Incorporation effective September 7, 2000 -- filed herewith.

         3.5      By-laws of GlobalNetCare -- filed herewith.

4.0      Instruments defining the rights of holders, including indentures - N/A

5.0      Opinion re: legality - N/A

10.0     Material Contracts

         10.1     Share Exchange Agreement between the Company, 3739007 Canada Ltd., BusinessWay Computer Centre
                  Inc., Cor-Bit Peripherals Inc., Faris Heddo, Michele Scott, the Shareholders of Cor-Bit
                  Peripherals Inc., and the Shareholders of BusinessWay Computer Centre Inc., dated for reference
                  June 30, 2000 (filed as an exhibit to the Company's Form 10-QSB Report, filed August 15, 2000, and incorporated herewith).

         10.2     Letter of Intent re Exchange of Shares and Other Matters, between Faris Heddo, Michele Scott,
                  Cor-Bit Peripherals Inc., BusinessWay Computer Centre Inc., and GlobalNetCare, Inc. -- (filed as an exhibit to the Company's Form 8-KA Report filed on November 27, 2000, and incorporated herein by reference.

         10.3     Form of Stock Option Agreement, dated as of September 12, 2000, between the Company and Faris
                  Heddo, and between the Company and Michele Scott, for options to purchase up to 1,100,000 shares of the Company's common stock at $1.00 per share.

11.0     Statement re: computation of per share earnings -- N/A

15.0     Letter on unaudited interim financial information -- N/A

16.0     Letter on change in certifying accountant

         16.1     Letter of KPMG LLP dated November __, 2000 --  to be filed when available.

         16.2     Letter of Robert M. Lawand, C.A., dated November 17, 2000 (filed as an exhibit to the Form
                  8-K/A of the Company filed on November 27, 2000, and incorporated herein by reference)

18.0     Letter on change in accounting principles -- N/A

19.0     Reports furnished to security holders -- N/A

22.0     Published Report regarding matters submitted to vote -- N/A

23.0     Consent of experts and counsel -- N/A

24.0     Power of attorney -- N/A

27.0     Financial Data Schedule -- filed herewith.

         (b)      The following reports on Form 8-K were filed during the period covered by this report.

         (1)      Form 8-K Report, dated September 12, 2000, filed with the SEC on September 27, 2000.

         (2)      Amendment No. 1 to Form 8-K Report, dated September 12, 200, filed with the SEC on November 27,
                  2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

GLOBALNETCARE, INC.
Dated: December 15, 2000	By:/s/Michele Scott Michele Scott Vice President, Chief Operating Officer and Secretary (chief financial officer)

FINANCIAL DATA SCHEDULE