Form 10QSB/A
period 2000-10-31
GLOBALNETCARE INC
filed 2001-03-02
CIK 1079574

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

NOTE: The financial statements contained in Item 1 of Part I of the Form 10-QSB of the Registrant filed on December 15, 2000 for the quarterly period ended October 31, 2000 (the “October 10-QSB”) were inadvertently filed in an incomplete form. Accordingly, Item 1 of the October 10-QSB is hereby withdrawn in its entirety and replaced by the following Item 1. Except as specifically amended by this amendment, the October 10-QSB remains in effect.

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

FINANCIAL STATEMENTS

GlobalNetCare, Inc.'s (the "Company")(dba BusinessWayInternational Corp.) financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Consolidated Financial Statements of
GLOBALNETCARE, INC. dba BusinessWay International Corp.
(Unaudited)

Consolidated Balance Sheet
Three-month period ended October 31, 2000

                                           October 31,       December 31,
                                              2000              1999
ASSETS

Current Assets
     Cash                                     $116,897         $4,284
     Accounts Receivable                       734,292              0
     Sales tax receivable                            0         25,656
     Inventory                                 195,468              0
     Prepaid Expenses                            4,525            386

Total Current Assets                        $1,051,182        $30,326

Deferred Income Taxes                              214              0

Capital Assets                                 118,129         51,537

                                           -----------   ------------
                                            $1,169,525        $81,863
                                           ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

     Accounts Payable and accruals            $493,549        $88,072
     Payroll deductions payable                 89,500        101,782
     Income Taxes Payable                        6,212              0
     Advance from a director                    59,673        451,891
     Current Portion of Long Term Debt           7,599              0
                                           -----------   ------------

Total Current Liabilities                     $656,533       $641,745

TOTAL LIABILITIES                             $656,533       $641,745

STOCKHOLDERS' EQUITY
     Share Capital                            $672,470         $2,135
     Additional paid-in capital              2,914,014      2,314,440
     Deficit                                (3,073,492)    (2,876,457)

TOTAL EQUITY                                   512,992       (559,882)
                                           -----------   ------------
                                            $1,169,525        $81,863
                                           ==========================

See accompanying notes to financial statements

GlobalNetCare , Inc.
dba BusinessWay International Corp
Consolidated Income Statement

For the Three Months Ended October 31, 2000
(Unaudited)

                                         For the Three       For the Three
                                          Months ended        Months ended
                                       October 31,2000     October 31,1999

Sales                                         $608,161             $0

Cost of Sales                                  519,292              0
                                   ----------------------------------
Gross Profit                                    88,869              0

Operating expenses
     Communication                               3,751          9,900
     Rent                                        6,956         25,500
     Transport and delivery                        435              0
     Advertising and business promotion          4,082          8,756
     Store expenses                                143              0
     Automobile and travel                       1,798          9,599
     Salaries, commissions and benefits         60,326        205,030
     Amortization                                8,490          9,247
     Interest and bank charges                   2,265            395
     Office expenses and general                 6,129         14,650
     Professional                              133,501         23,500
     Travel expenses                                80              0
     Utilities                                   6,125              0

                                   ----------------------------------
Total Expenses                                $234,081      ($306,577)

Net Income(Loss) Before Taxes                ($145,212)     ($306,577)

Provision for Taxes
     Current                                         0              0
     Deferred                                        0              0
                                   ----------------------------------
                                                     0              0
                                   ----------------------------------
Net Income(Loss)                             ($145,212)     ($306,577)
                                   ===================================

Net loss per share - basic and diluted          $0.003          $0.02

Weighted average number of
     shares outstanding                     55,853,128     13,100,000

See accompanying notes to financial statements

GlobalNetCare , Inc.
dba BusinessWay International Corp
Consolidated Cash Flows Statement

For the Three Months Ended October 31, 2000
(Unaudited)

                                                  October 31,          October 31,
                                                     2000                 1999

Cash provided by ( used in ) operating activities
     Net income ( loss)                          ($145,212)             ($306,577)
     Items not requiring cash outlay
        Amortization                                 8,490                  9,247

       sub-total                                  (136,722)              (297,330)

Changes in non-cash working capital items
       Accounts receivable                        (217,892)                     0
       Inventory                                    13,562                      0
       Prepaid Expenses                              2,520                   (123)
       Accounts Payable and accruals                32,644                 88,172
       Income Taxes Payable                          1,336                      0

       Funds generated  from operations           (304,552)              (209,281)

Cash provided by  ( used in ) financiang

       Advance from a director                      (4,229)               209,337
       Share capital                               668,896                      0
       Increase( decrease) long term debt           (1,975)                     0
       Due to shareholders                        (116,492)                     0

       Funds generated  from financing             546,200                209,337

Cash provided by  ( used in ) investments

       Acquisition of capital assets               (70,466)                14,500

       Funds (used in)generated from investments   (70,466)                14,500

Net change for the year                           $171,182                $14,556

Cash (deficiency) beginning of year               ($54,285)               $19,500

                                      -------------------------------------------
Cash end of year                                  $116,897                $34,056
                                      ===========================================

See accompanying notes to financial statements

GlobalNetCare , Inc.
dba BusinessWay International Corp
Consolidated Statement of Changes in Stockholders' Equity
For the Three Months Ended October 31, 2000
(Unaudited)

                                                               ADDITIONAL       OTHER                         TOTAL
                                         COMMON     STOCK      PAID IN          COMPREHENSIVE                 STOCKHOLDER
                                         SHARES     AMOUNT     CAPITAL          INCOME           DEFICIT      EQUITY

Balance, July 31, 2000                 15,853,128     $3,560    $2,914,014       ($3,165)       ($2,931,158)   ($13,749)

Common stock issued for acqusition
of Cor-Bit Perpherals Inc. and
BusinessWay Computer Center Inc.       40,000,000    668,910                                                    668,910

Translation adjustment                                                             3,043                          3,043

Net Loss for the period                                                                                        (145,212)

Balance, October 31, 2000              55,853,128   $672,470    $2,914,014         ($122)       ($3,076,370)   $512,992

See accompanying notes to financial statements.

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

GLOBALNETCARE, INC.
Dated: March 1, 2001	By:/s/ Michele Scott Michele Scott Vice President, Chief Operating Officer and Secretary (chief financial officer)

FINANCIAL DATA SCHEDULE