Form 10QSB
period 2001-01-31
BUSINESSWAY INTERNATIONAL CORP
filed 2001-03-19
CIK 1079574

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2001
Commission File No.: 000-27097

BUSINESSWAY INTERNATIONAL CORPORATION
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
Yes X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 19, 2001
(latest practicable date):

(a)   Common Stock: 60,847,218 shares
(b)   Class A Special Voting Shares: 37,923,891 shares

Transitional Small Business Disclosure Format (check one): Yes     ; No X

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

BusinessWay International Corporation's (the "Company") financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

FINANCIAL STATEMENTS

BusinessWay International Corp.
Consolidated Balance Sheet
As At January 31, 2001
(Unaudited)

	January 31,	July 31,
	2001	2000
ASSETS
Current Assets
Cash	$39,248	$0
Accounts Receivable	924,099	548,003
Inventory	197,693	209,030
Prepaid Expenses	4,473	7,045

Total Current Assets	$1,165,513	$764,078
Deferred Income Taxes	212	214
Capital Assets	110,452	56,153
	$1,276,177	$820,445
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank indebedness	$0	$49,725
Accounts Payable and accruals	472,672	500,099
Payroll deductions payable	89,500	89,500
Income Taxes Payable	1,758	4,876
Advance from a director		63,902
Current Portion of Long Term Debt	6,192	7,625
Total Current Liabilities	$570,122	$715,727

Long Term debt		1,975
Due to shareholder		116,492

TOTAL LIABILITIES	$570,122	$705,906
STOCKHOLDERS' EQUITY
Share Capital	$672,470	$3,574
Additional paid-in capital	3,104,159	2,914,014
(Deficit) Retained Earnings	(3,070,574)	(2,931,337)

TOTAL EQUITY	706,055	(13,749)
	$1,276,177	$820,445

See accompanying notes to financial statements

BusinessWay International Corp
Consolidated Income Statement
(Unaudited)

	3 Month Period	3 Month Period	6 Month Period	6 Month Period
	ended	ended	ended	ended
	January 31,	January 31,	January 31,	January 31,
	2001	2000	2001	2000
Sales	$841,437	$836,769	$1,449,598	$1,395,490
Cost of Sales	703,230	749,205	1,222,522	1,249,457
Gross Profit	138,207	87,565	227,076	146,032
Operating expenses
Communication	0	0	3,751	0
Rent	1,529	3,571	8,485	7,142
Transport and delivery	22,459	7,650	22,893	15,300
Advertising and business promotion	5,195	10,867	9,277	21,733
Store expenses	270	666	413	1,333
Automobile and travel	542	221	2,340	441
Salaries, commissions and benefits	75,182	31,835	135,508	63,670
Amortization	6,760	2,983	15,24 9	5,967
Interest and bank charges	1,373	3,301	3,639	6,602
Office expenses and general	2,788	1,801	8,917	3,602
Professional	11,305	0	144,805	0
Travel expenses	1,793	0	1,874	0
Utilities	4,612	2,477	10,737	4,954
Taxes, licenses and insurance	1286	1746	1,307	3,491

Total Expenses	$135,094	$67,118	$369,175	134,236
Net Income(Loss) Before Taxes	$3,113	$20,447	($142,099)	11,796
Provision for Taxes
Current	0	0	0	0
Deferred	0	0	0	0
	0	0	0	0

Net Income(Loss)	$3,113	$20,447	($142,099)	$11,796
Net loss per share - basic and diluted	$0.000	$0.002	($0.025)	$0.001
Weighted average number of shares outstanding	56,275,673	13,100,000	56,275,67 3	13,100,000

See accompanying notes to financial statements

BusinessWay International Corp.
Consolidated Cash Flows Statement
(Unaudited)

	3 Month Period	6 Month Period
	ended	ended
	January 31,	January 31,
	2001	2001
Cash provided by (used in) operating activities
Net income (loss)	$3,113	($142,099)
Items not requiring cash outlay
Amortization	6,760	15,249

sub-total	9,873	(126,850)

Changes in non-cash working capital items
Accounts receivable	(189,807)	(376,096)
Inventory	(2,225)	11,937
Prepaid Expenses	52	2,572
Accounts Payable and accruals	(20,877)	(27,427)
Income Taxes Payable	(4,454)	(3,118)
Translation adjustment	234	2,264
Funds generated from operations	(207,204)	(516,718)
Cash provided by (used in) financiang
Advance from a director	(59,673)	(63,902)
Share capital	190,145	859,041
Increase (decrease) long term debt	0	(3,408)
Due to shareholders	0	(116,492)
Funds generated from financing	130,472	675,239
Cash provided by (used in) investments
Acquisition of capital assets	(917)	(69,548)
Funds (used in) generated from investments	(917)	(69,548)
Net change for the period	($77,649)	$88,973
Cash (deficiency) beginning of period	$116,897	($49,725)
Cash end of period	$39,248	$39,248

See accompanying notes to financial statements

BusinessWay International Corp
Consolidated Statement of Changes in Stockholders' Equity
For the Three Months Ended January 31, 2001
(Unaudited)

                                                                ADDITIONAL     OTHER                             TOTAL
                                     COMMON         STOCK       PAID IN        COMPREHENSIVE                     STOCKHOLDERS'
                                     SHARES         AMOUNT      CAPITAL        INCOME           DEFICIT          EQUITY

Balance, July 31, 2000               15,853,128     $3,560    $2,914,014       ($3,165)        ($2,931,158)      ($13,749)

Common stock issued for acqusition
of Cor-Bit Perpherals Inc. and
BusinessWay Computer Center Inc.     40,000,000    668,910                                                        668,910

Translation adjustment                                                           3,043                              3,043

Net Loss for the period                                                                           (145,212)      (145,212)

Balance, October 31, 2000            55,853,128   $672,470    $2,914,014         ($122)        ($3,076,370)      $512,992

                                                                ADDITIONAL     OTHER                             TOTAL
                                     COMMON         STOCK       PAID IN        COMPREHENSIVE                     STOCKHOLDERS'
                                     SHARES         AMOUNT      CAPITAL        INCOME           DEFICIT          EQUITY

Balance, July 31, 2000               15,853,128      $3,574     $2,914,014     ($3,170)         ($2,928,167)     ($13,749)

Common stock issued for acqusition
of Cor-Bit Perpherals Inc. and
BusinessWay Computer Center Inc.     40,000,000     668,896                                                       668,896

Translation adjustment                                                           3,057                              3,057

Net Loss for the period                                                                            (145,212)     (145,212)

Balance, October 31, 2000            56,275,673    $672,470     $2,914,014       ($113)         ($3,073,379)     $512,992

Proceeds of Private Placement           422,545                    190,145                                        190,145

Translation adjustment                                                            (195)                              (195)

Net Income for the period                                                                             3,113         3,113

                                     ------------------------------------------------------------------------------------
Balance, January  31, 2001           55,853,128    $672,470     $3,104,159       ($308)         ($3,070,266)     $706,055
                                     ====================================================================================

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORP.
Notes to Consolidated Financial Statements

Three-month period ended January 31, 2001

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

The Company's financial statements are prepared using United States G.A.A.P. (generally accepted accounting principles) applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. It is management’s plan to seek additional capital in connection with appropriate business opportunities including business combinations.

The Company has changed its fiscal year-end to July 31 of each year. For this quarter the last fiscal year being shown is that of July 31, 2000. As well, figures for the comparative quarter January 31, 2000 are being shown for the statement of income and operations.

2.        SHARE CAPITAL:

During the three-month period ended January 31, 2001, the Company issued 421,545 shares of common stock for gross proceeds of $210,772.50 and net proceeds of $190,145. The Company also issued an aggregate of 1,950,000 shares to employees under the terms of the their employment arrangements. It did complete the Acquisition under the Exchange Agreement on September 12, 2000, as indicated above.

ITEM 2.        Management's Discussion and Analysis or Plan of Operation.

[TO BE FILED BY AMENDMENT]

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

        None.

Item 2.        Changes in Securities

        During the fiscal quarter ended January 31, 2001, the Registrant sold 421,545 shares of common stock in a private offering to two accredited investors at U.S. $.50 per share, resulting in net proceeds of U.S. $190,145. These shares were sold in Quebec to Quebec residents and subject to the resale restrictions provided for in SEC Rule 903. Accordingly, these sales are believed by the Registrant to be exempt from Securities Act registration pursuant to Section 4(2) and under the exemption provided by Regulation S.

        During the same period, the Registrant issued 1,950,000 shares of common stock to 3 employees under the terms of their employment arrangement. This sale was effected in Quebec to Quebec residents and subject to the resale restrictions under SEC Rule 903. Accordingly, these sales are believed to be exempt from Securities Act registration pursuant to Regulation S.

Item 3.        Defaults Upon Senior Securities

        None.

Item 4.        Submission of Matters to Vote of Securities Holders

None.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report.

EXHIBIT INDEX

3.0		Articles of Incorporation and By-laws
	3.1	Articles of Amendment to Articles of Incorporation effective January 14, 1999 (filed as an exhibit to the Company's amended Form 10-SB, filed October 19, 1999, and incorporated herein by reference).
	3.2	Articles of Amendment to Articles of Incorporation effective July 21, 1998 (filed as an exhibit to the Company's amended Form 10-SB, filed October 19, 1999, and incorporated herein by reference).
	3.3	Articles of Amendment to Articles of Incorporation effective October 30, 1980 (filed as an exhibit to the Company's amended Form 10-SB, filed October 19, 1999, and incorporated herein by reference).
	3.4	Articles of Amendment to Articles of Incorporation effective September 7, 2000 -- filed herewith.
	3.5	By-laws of GlobalNetCare -- filed as an Exhibit to the Company's 10-QSB/A on March 2, 2001 and incorporated herein by reference.
4.0		Instruments defining the rights of holders, including indentures - N/A
5.0		Opinion re: legality - N/A
10.0		Material Contracts
	10.1	Share Exchange Agreement between the Company, 3739007 Canada Ltd., BusinessWay Computer Centre Inc., Cor-Bit Peripherals Inc., Faris Heddo, Michele Scott, the Shareholders of Cor-Bit Peripherals Inc., and the Shareholders of BusinessWay Computer Centre Inc., dated for reference June 30, 2000 (filed as an exhibit to the Company's Form 10-QSB Report, filed August 15, 2000, and incorporated herewith).
	10.2	Letter of Intent re Exchange of Shares and Other Matters, between Faris Heddo, Michele Scott, Cor-Bit Peripherals Inc., BusinessWay Computer Centre Inc., and GlobalNetCare, Inc. -- (filed as an exhibit to the Company's Form 8-KA Report filed on November 27, 2000, and incorporated herein by reference.
	10.3	Form of Stock Option Agreement, dated as of September 12, 2000, between the Company and Faris Heddo, and between the Company and Michele Scott, for options to purchase up to 1,100,000 shares of the Company's common stock at $1.00 per share (filed as an Exhibit to the Company's Form 10-QSB Report, filed August 15, 2000, and incorporated herein by reference).
11.0		Statement re: computation of per share earnings -- N/A
15.0		Letter on unaudited interim financial information -- N/A
16.0		Letter on change in certifying accountant -- N/A
18.0		Letter on change in accounting principles -- N/A
19.0		Reports furnished to security holders -- N/A
22.0		Published Report regarding matters submitted to vote -- N/A
23.0		Consent of experts and counsel -- N/A
24.0		Power of attorney -- N/A
27.0		Financial Data Schedule -- filed herewith.
	(b)	The following reports on Form 8-K were filed during the period covered by this report.
	(1)	Form 8-K Report, dated September 12, 2000, filed with the SEC on September 27, 2000.
	(2)	Amendment No. 1 to Form 8-K Report, dated September 12, 200, filed with the SEC on November 27, 2000. Included in this filing were corrected financial statements for the original Form 8-K Report filed on September 27, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

GLOBALNETCARE, INC.
Dated: March 19, 2001	By:/s/ Michele Scott Michele Scott Vice President, Chief Operating Officer and Secretary (chief financial officer)