Form 10QSB/A
period 2001-01-31
BUSINESSWAY INTERNATIONAL CORP
filed 2001-03-26
CIK 1079574

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

This amendment includes information omitted from Part I, Item 2 of the original filing of this report on March 19, 2001 pursuant to Rule 12b-25.

ITEM 2.        Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

        Statements included in this Management’s Discussion and Analysis and elsewhere in this document that do not relate to present or historical conditions are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21F of the Securities Exchange Act of 1934. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. The accuracy of such forward-looking statements are subject to risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans,” and similar expressions are intended to identify forward-looking statements. Among the important factors which such statements are based are assumptions concerning the anticipated growth of the information technology industry, the market for and availability of components for the Company’s computers, the availability of institutional lending or capital financing, and the success of the Company in maintaining and increasing the number of franchised retail outlets that carry its products.

Results of Operations

        Revenues. Sales for the second quarter and for the six month period ended January 31, 2001 were marginally higher than for the corresponding periods in the prior year. Revenues resulted from sales of computers and accessories to retail outlets that carry the BusinessWay franchise. Subsequent to the end of the period, the number of retail outlets carrying the BusinessWay franchise was increased from five to seven, and the Company anticipates that its future sales will increase as a result of these additional outlets and others that it hopes to add in the future.

        Cost of Sales. Cost of sales as a percentage of sales decreased from 89.5% to 83.5% for the corresponding quarter in the prior year. Cost of sales are primarily dependent on the market conditions for and availability of components for the computers and accessories sold by the Company. The Company anticipates that the increasing volume of sales resulting from additional BusinessWay franchises will allow it to obtain greater volume discounts and achieve other economies of scale and thereby reduce the percentage cost of sales in the future.

        Operating Expenses. Operating expenses were impacted by a number of significant changes in expense items. Transport and delivery expenses for the second quarter increased substantially over the corresponding prior period as a result of increased fuel costs and a change in location of the head office of the Company. Advertising and business promotion expenses decreased from $10,867 in the second quarter of fiscal 2000 to $5,195 during the current quarter primarily as a result of the franchised retail stores taking on the responsibility of the advertising by way of pooling of advertising costs amongst all of the stores. Salaries and commissions increased from $31,835 in the second quarter of 1999 to $75,182 in the present period primarily as a result of an increase in the number of paid employees from seven to fifteen. Amortization expense increased to $6,760 as a result the purchase of computer equipment during the period to meet the Company’s office and administrative needs. Professional expenses, of which none were recorded during the first six months of fiscal 2000, increased to $11,305 during the second quarter and $144,805 for the first six months of 2001 as result of legal and accounting fees incurred in connection with the acquisition of BusinessWay Computer Cetere Inc. and Cor-Bit Peripherals Inc. by the Company, and as a result of the costs of being a public company related to compliance with U.S. federal securities law filings and disclosure.

        Net income. Primarily as result of the foregoing factors, the Company’s net income reduced to $3,113 during the second quarter, and it recorded a net loss of $142,099 during the first six months of fiscal 2001.

Liquidity and Capital Resources

        The Company has substantially increased its accounts receivable since the beginning of the fiscal year from $538,003 to $924,009, and it has increased its cash on hand from zero to $39,248, with the result that its total current assets have increased from $764,078 to $1,165,513, and the ratio of its current assets to current liabilities has increased from 1.1 to1 to 2.1 to1.

        In order to meet its business plan for expanding its BusinessWay franchise operations, the Company anticipates that it will need to raise approximately $750,000 of additional capital during the next twelve month period, which it will seek to do through private sales of its stock or through institutional borrowing. However, there can be no assurance that additional capital of institutional lending will be available when needed or available on terms that will be favorable to the Company.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this amended report.

        None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

GLOBALNETCARE, INC.
Dated: March 26, 2001	By:/s/ Michele Scott Michele Scott Vice President, Chief Operating Officer and Secretary (chief financial officer)