Form 10QSB/A
period 2000-10-31
BUSINESSWAY INTERNATIONAL CORP
filed 2001-04-11
CIK 1079574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 2

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
(Address of principal executive offices)

(514) 693-0877
(Issuer's telephone number)

NOTE: The financial statements contained in Item 1 of Part I, and the Management's Discussion and Analysis contained in Item 2 of Part I, of the Form 10-QSB of the Registrant filed on December 15, 2000, and as amended in the Form 10-QSB/A of the Registrant filed March 2, 2001, are amended and restated in this report. Except as specifically amended by this amendment, the Form 10-QSB as previously amended is not changed by this report.

PART I - FINANCIAL INFORMATION

ITEM 1.        Financial Statements.

FINANCIAL STATEMENTS

Consolidated Balance Sheets                                     2

Consolidated Income Statement                                   3

Consolidated Cash Flows Statement                               4

Consolidated Statement of Changes in Stockholders' Equity       5

Notes to Consolidated Financial Statements                      6

GlobalNetCare, Inc.'s (the "Company")(dba BusinessWayInternational Corp.) financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

GlobalNetCare, Inc.
dba BusinessWay International Corp.
Consolidated Balance Sheet
As At October 31, 2000
(Unaudited)

                                            October 31,               July 31,
                                               2000                     2000

ASSETS

Current Assets
  Cash                                        $116,897                     $0
  Accounts Receivable                          734,292                548,003
  Inventory                                    195,468                209,030
  Prepaid Expenses                               4,525                  7,045
                                            ----------              ---------
Total Current Assets                        $1,051,182               $764,078

Deferred Income Taxes                              214                    214

Capital Assets                                 118,129                 56,153
                                            ----------              ---------
                                            $1,169,525               $820,445
                                            ==========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank Indebtedness                                 $0                $49,725
  Accounts Payable and accruals                450,546                461,311
  Income Taxes Payable                           6,212                  4,876
  Advance from a director                       63,902                 63,902
  Current Portion of Long Term Debt              7,599                  7,625
                                            ----------              ---------
Total Current Liabilities                     $528,259               $587,439

Long Term Debt                                                          1,975

Due to Shareholder                                                    116,492

TOTAL LIABILITIES                             $528,259               $705,906

STOCKHOLDERS' EQUITY
  Share Capital                               $668,910                    $14
  Additional paid-in capital                         0                      0
  (Deficit) Retained earnings                  (27,644)               114,525

TOTAL EQUITY                                   641,266                114,539
                                            ----------              ---------
                                            $1,169,525               $820,445
                                            ==========              =========

See accompanying notes to financial statements

GlobalNetCare, Inc.
dba BusinessWay International Corp
Consolidated Income Statement
For the Three months Ended October 31, 2000
(Unaudited)

                                                 For the Three       For the Three
                                                  Months ended        Months ended
                                               October 31, 2000    October 31, 1999

Sales                                                 $608,161        $558,720

Cost of Sales                                          519,292         500,252
                                                     ---------       ---------
Gross Profit                                            88,869          58,468

Operating Expenses
  Communication                                          3,751               0
  Rent                                                   6,956           3,571
  Transport and delivery                                   435           7,650
  Advertising and business promotion                     4,082          10,867
  Store Expenses                                           143             666
  Automobile and travel                                  1,798             221
  Salaries, commissions and benefits                    60,326          31,835
  Amortization                                           8,490           2,983
  Interest and bank charges                              2,265           3,301
  Office expenses and general                            6,129           1,801
  Professional                                         133,501               0
  Travel Expenses                                           80               0
  Utilities                                              6,125           2,477
  Taxes, licences, and insurance                             0           1,746
                                                     ---------       ---------
Total Expenses                                        $234,081         $65,317

Net income (Loss) Before Taxes                      ($145,212)        ($6,849)

Provision for Taxes
  Current                                                    0               0
  Deferred                                                   0               0
                                                     ---------       ---------
                                                             0               0
                                                     ---------       ---------
Net Income (Loss)                                    ($145,212)        ($6,849)
                                                     =========       =========

Net Loss per share - basic and diluted                  $0.003          $0.001

Weighted average number of shares                   55,853,128       13,100,00

See Accompanying Notes to financial statements

GlobalNetCare , Inc.
dba BusinessWay International Corp
Consolidated Cash Flows Statement
For the three months Ended October 31, 2000
(Unaudited)

                                                      October 31,     October 31,
                                                         2000            1999

Cash provided by (used in) operating activities
  Net Income (loss)                                    ($145,212)       ($6,849)
  Items not requiring cash outlay
    Amortization                                           8,490          2,983
    sub-total                                            130,868         (3,886)

Changes in non-cash working capital items
  Accounts receivable                                   (186,199)       (22,683)
  Inventory                                               13,562          5,993
  Prepaid Expenses                                         2,520          2,953
  Accounts Payable and accruals                          (10,765)         9,627
  Income Taxes Payable                                     1,336            311
    Exchange on translation                                2,927              0
  Funds generated from operations                       (313,341)        (7,665)

Cash provided (used in) financing
  Advanced from a director                                     0              0
  Share capital                                          668,896              0
  Increase (decrease) long term debt                      (1,975)        (2,550)
  Due to shareholders                                   (116,492)             0

  Funds generated from financing                         550,429         (2,550)

Cash provided by (used in) investments
  Acquisition of capital assets                          (70,466)             0

  Funds (used in) generated from investments             (70,466)             0

Net Change for year                                     $166,622       ($10,215)

Cash (deficiency) beginning of year                     ($49,725)     ($104,910)

                                                      ----------   -------------
Cash end of year                                        $116,897      ($115,125)
                                                      ==========   =============

See Accompanying Notes financial statements

GlobalNetCare, Inc.
dba BusinessWay International Corp
Consolidated Statement of Changes in Stockholders’ Equity
For the Three Months Ended October 31, 2000
(Unaudited)

                              Common         Stock     Additional              Other      Retained            Total
                              Shares        Amount        Paid in      Comprehensive      Earnings      Stockholder
                                                          Capital             Income     (Deficit)           Equity

Balance, July 31, 2000    15,853,126           $14             $0              ($872)     $114,539            ($13,749)

Common Stock issued       40,000,000       668,896            ---                ---           ---          668,896
for acquisition of Cor-
Bit Peripherals Inc. and
BusinessWay
Computer Center Inc.

Translation Adjustment           ---           ---            ---              3,043           ---            3,043

Net Loss for the period          ---           ---            ---                ---      (145,212)        (145,212)

Balance, October 31,      55,853,128      $668,910             $0             $2,171      ($29,815)        $641,266
2000

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

With the completion of the acquisition of Corbit Peripherals Inc. and BusinessWay Computer Center Inc. on September 12, 2000 (the "Acquisition"), the Company will no longer be considered a development stage enterprise since Corbit Peripherals Inc. has a income stream that has been established for many years.

As a result of the Share Exchange Agreement signed September 12,2000 (the ""Exchange Agreement""), the Company incorporated another wholly-owned subsidiary, 3739007 Canada Ltd., for the purpose of acquiring Cor-Bit Peripherals Inc. and BusinessWay Computer Center Inc. Under the Exchange Agreement, the Company acquired the shares of Cor-Bit Peripherals Inc. and BusinessWay Computer Center Inc. in exchange of 40,000,000 exchangeable Preferred Shares (the "Preferred Shares" ) of 3739007 Canada Ltd. (which are exchangeable for the same number of shares of the Company's common stock), and 37,923,891 Class A Special Voting Shares in the capital of the Company (the "Special Voting Shares"). The Special Voting Shares, which have no right to dividends and will be outstanding only until the Preferred Shares are exchanged, were issued to the principal owners of the acquired companies.

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. It is management's plan to seek additional capital in connection with appropriate business opportunities including business combinations. The Company has changed its fiscal year-end to July 31 of each year. For this quarter, the last fiscal year being shown is that of December 31, 1999. Furthermore, figures for the comparative quarter October 1999 are being shown for the statement of income and operations.

2. SHARE CAPITAL:

During the three-month period ended October 31, 2000, the Company completed the Acquisition under the Exchange Agreement on September 12, 2000 as indicated above. As a result of this agreement, Cor-Bit Peripherals Inc. was considered the acquiror and as such this transaction was treated as a recapitalization. Reference is made to the Pro Forma financial statements filed previously.

ITEM 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

     Statements included in this Management's Discussion and Analysis and elsewhere in this document that do not relate to present or historical conditions are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21W of the Securities exchange Act of 1934. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. The accuracy of such forward-looking statements are subject to risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Words such as "believes," "forecasts," "intends," "possible," "expects," "estimates," "anticipates," or "plans," and similar expressions are intended to identify forward-looking statements. Among the important factors which such statements are based are assumptions concerning the anticipated growth of the information technology industry, the market for and availability of components for the Company's computers, the availability of institutional lending or capital financing, and the success of the Company in maintaining and increasing the number of franchised retail outlets that carry its products.

Results of Operations

     Revenues. Sales in the first quarter for the three month period ended October 31, 2000 were marginally higher than for the corresponding periods in the prior year. Revenues resulted from sales of computers and accessories to retail outlets that carry the BusinessWay franchise. Subsequent to the end of the period, the number of retail outlets carrying the BusinessWay franchise was increased from five to six, and the Company anticipates that its future sales will increase as a result of additional outlets that it hopes to add in the future.

     Cost of Sales. Cost of sales as a percentage of sales decreased from 89.5% to 85.3% for the corresponding quarter in the prior year. Cost of sales are primarily dependent on the market conditions and availability of components for the computers and accessories sold by the Company. The Company anticipates that the increasing volume of sales resulting from additional BusinessWay franchises will allow it to obtain greater volume discounts and achieve other economies of scale, thereby reducing the percentage cost of sales in the future.

     Operating Expenses. Operating expenses were impacted by a number of significant changes in expense items. Advertising and business promotion expenses decreased from $10,867 in the first quarter of fiscal year 2000 to $4,082 during the current quarter. This was primarily a result of the franchised retail stores taking on the responsibility of advertising by way of pooling of advertising costs among all of the stores. Salaries and commissions increased from $31,835 in the first quarter of 1999 to $60,326 in the present period primarily as a result of an increase in the number of paid employees from seven to fifteen. Amortization expense increased to $6,760 as a result the purchase of computer equipment during the period to meet the Company's office and administrative needs. Professional expenses, of which none were recorded during the first three months of fiscal year 2000, increased to $133,50l during the first quarter of 2001 as result of legal and accounting fees incurred in connection with the acquisition of BusinessWay Computer Cetere Inc. and Cor-Bit Peripherals Inc., and also as a result of the costs of being a public company related to compliance with the filing and disclosure requirements of U.S. federal securities law.

     Net income. Primarily as a result of the foregoing factors, the Company recorded a net loss of $145,212 during the first three months of fiscal year 2001.

Liquidity and Capital Resources

     The Company has substantially increased its accounts receivable since the beginning of the fiscal year from $548,003 to $724,292 and increased its cash on hand from a bank indebtedness of $49,225 to $39,248, with the result that its total current assets have increased from $764,078 to $1,051,182 and the ratio of its current assets to current liabilities has increased from 1.3 tol. to 1.85 tol.

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

BUSINESSWAY INTERNATIONAL CORPORATION (Registrant)
Date: Date: April 11, 2001	By: /s/ Michele Scott Michele Scott Vice President and Chief Financial Officer