Form 10QSB/A
period 2001-01-31
BUSINESSWAY INTERNATIONAL CORP
filed 2001-04-11
CIK 1079574

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

(514) 693-0877
(Issuer's telephone number)

NOTE: The financial statements contained in Item 1 of Part I, of the Form 10-QSB of the Registrant filed on December 15, 2000, and as amended in the Form 10-QSB/A of the Registrant filed March 2, 2001, are amended and restated in this report. Except as specifically amended by this amendment, the Form 10-QSB as previously amended is not changed by this report.

PART I - FINANCIAL INFORMATION

ITEM 1.        Financial Statements.

FINANCIAL STATEMENTS

Consolidated Balance Sheets                                     2

Consolidated Income Statement                                   3

Consolidated Cash Flows Statement                               4

Consolidated Statement of Changes in Stockholders' Equity       5

The Financial Statements of BusinessWay International Corporation (the "Company") financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BusinessWay International Corp.
Consolidated Balance Sheet
As At January 31, 2001
(Unaudited)

                                                 January 31,         July 31,
                                                     2001             2000
ASSETS

Current Assets
  Cash                                            $39,248                $0
  Accounts Receivable                             924,009           548,003
  Inventory                                       197,693           209,030
  Prepaid Expenses                                  4,473             7,045
                                            -------------   ---------------
Total Current Assets                           $1,165,513          $764,078

Deferred Income Taxes                                 212               214

Capital Assets                                    110,452            56,153
                                            -------------   ---------------
                                               $1,276,177          $820,445
                                            =============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank Indebtedness                                    $0           $49,725
  Accounts Payable and accruals                   433,898           461,311
  Income Taxes Payable                              1,758             4,876
  Advance from a director                               0            63,902
  Current Portion of Long Term Debt                 6,192             7,625
                                            -------------   ---------------
Total Current Liabilities                        $441,848          $587,439

Long Term Debt                                          0             1,975

Due to Shareholder                                      0           116,492

TOTAL LIABILITIES                                $441,848          $705,906

STOCKHOLDERS' EQUITY
  Share Capital                                  $859,055               $14
  Additional paid-in capital                            0                 0
  (Deficit) Retained earnings                     (24,726)          114,525

TOTAL EQUITY                                      834,329           114,539
                                            -------------   ---------------
                                               $1,275,177          $820,445
                                            =============   ===============

See accompanying notes to financial statements

BusinessWay International Corp.
Consolidated Income Statement
(Unaudited)

                                          3 Month        3 Month          6 Month        6 Month
                                           Period        Period           Period          Period
                                            ended         ended            ended          ended
                                          January        January          January        January
                                         31, 2001       31, 2000         31, 2001        31, 2000

Sales                                    $841,437       $836,769       $1,449,598      $1,395,490

Cost of Sales                             703,230        749,205        1,222,522       1,249,457
                                      -----------    -----------      -----------     -----------
Gross Profit                              138,207         87,565          227,076         146,032

Operating Expenses
  Communication                                 0              0            3,751               0
  Rent                                      1,529          3,571            8,485           7,142
  Transport and delivery                   22,459          7,650           22,893          15,300
  Advertising and business                  5,195         10,867            9,277          21,733
promotion
  Store Expenses                              270            666              413           1,333
  Automobile and travel                       542            221            2,340             441
  Salaries, commissions and                75,182         31,835          135,508          63,670
benefits
  Amortization                              6,760          2,983           15,249           5,967
  Interest and bank charges                 1,373          3,301            3,639           6,602
  Office expenses and general               2,788          1,801            8,917           3,602
  Professional                             11,305              0          144,805               0
  Travel Expenses                           1,793              0            1,874               0
  Utilities                                 4,612          2,477           10,737           4,954
  Taxes, licences, and insurance            1,286          1,746            1,286           3,491
                                      -----------    -----------      -----------     -----------
Total Expenses                           $135,094        $67,118         $369,154         134,236

Net income (Loss) Before                   $3,113        $20,447       ($142,078)          11,796
Taxes

Provision for Taxes
  Current                                       0              0                0               0
  Deferred                                      0              0                0               0

                                                0              0                0               0
                                      -----------    -----------      -----------     -----------
Net Income (Loss)                          $3,113        $20,447        ($142,078)        $11,796
                                      ===========    ===========      ===========     ===========
Net Loss per share - basic                 $0.000         $0.000          ($0.003)         $0.001
and diluted

Weighted average number of             56,275,673     13,100,000       56,275,673      13,100,000
shares outstanding

See Accompanying Notes to financial statements

BusinessWay International Corp.
Consolidated Cash Flows Statement
(Unaudited)

                                             3 Month         3 Month         6 Month        6 Month
                                              Period          Period         Period         Period
                                               ended           ended          ended          ended
                                             January          January        January        January
                                            31, 2001         31, 2000        31, 2001       31, 2000

Cash provided by (used in)
operating activities
  Net Income (loss)                           $3,113         $20,447        (142,099)       11,796
  Items not requiring cash outlay
    Amortization                               6,760           2,984          15,249         5,967
    Subtotal                                   9,873          23,431        (126,850)       17,763

Changes in non-cash working
capital items
  Accounts receivable                       (189,807)         15,022        (376,096)       (7,661)
  Inventory                                   (2,225)          9,925          11,337        15,918
  Prepaid Expenses                                52           2,953           2,572         2,953
  Accounts Payable and accruals              (16,648)        (25,843)        (27,413)      (16,216)
  Income Taxes Payable                       (4.454)             311          (3,118)          311
  Translation adjustment                         234               0           1,417         1,802

  Funds generated from                     (202,975)          22,535        (518,151)       14,870
operations

Cash provided (used in) financing
  Advanced from a director                  (63,902)               0         (63,902)            0
  Share capital                            (190,145)               0         859,041             0
  Increase (decrease) long term debt              0           (2,550)         (1,975)       (5,100)
  Due to shareholders                             0                0        (116,492)            0

  Funds generated from financing            126,243           (2,550)        676,672        (5,100)

Cash provided by (used in)
investments
  Acquisition of capital assets                (917)               0         (69,548)            0
                                          ---------         --------        --------     ---------
  Funds (used in) generated from               (917)               0         (69,548)            0
investments

Net Change for the year                    ($77,649)         $19,985          88,973         9,770

Cash (deficiency) beginning of             $116,897        ($115,125)        (49,725)     (104,910)
year
                                          ---------         --------        --------     ---------
Cash end of year                            $39,248         ($95,140)        $39,248      ($95,140)
                                          =========         ========        ========     =========

See Accompanying Notes financial statements

GlobalNetCare, Inc.
dba BusinessWay International Corp
Consolidated Statement of Changes in Stockholders’ Equity
For the Six Months Ended January 31, 2001
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
for acquisition of Cor-
Bit Peripherals Inc. and
BusinessWay
Computer Center Inc.

Translation Adjustment                  ---           ---            ---              3,043           ---            3,043

Net Loss for the period                 ---           ---            ---                ---     (145,212)        (145,212)

Balance, October 31,             55,853,128      $668,910             $0             $2,171     ($29,815)         $641,266
2000

Proceeds of Private                 422,545       190,145            ---                ---           ---          190,145
Placement

Translation adjustment                  ---           ---            ---              (195)           ---            (195)

Net Income for the                      ---           ---            ---                ---         3,113            3,113
period

Balance, January 31,             56,275,673      $859,055             $0             $1,976      ($26,702)         $834,329
2001                            ===========     =========          =====            =======      ========          ========

See Accompanying notes to financial statements.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESSWAY INTERNATIONAL CORPORATION (Registrant)
Date: Date: April____, 2001	By: /s/ Michele Scott Michele Scott Vice President and Chief Financial Officer