Form 10QSB/A
period 2001-01-31
BUSINESSWAY INTERNATIONAL CORP
filed 2001-04-11
CIK 1079574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 3

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

(514) 693-0877
(Issuer's telephone number)

NOTE: The financial statements contained in Item 1 of Part I, of the Form 10-QSB of the Registrant filed on December 15, 2000, and as amended in the Form 10-QSB/A of the Registrant filed March 2, 2001, and in the Form 10-QSB/A of the Registrant filed April 11, 2001, are amended and restated in this report. Except as specifically amended by this amendment, the Form 10-QSB as previously amended is not changed by this report.

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