Form 10QSB
period 2001-04-30
BUSINESSWAY INTERNATIONAL CORP
filed 2001-06-14
CIK 1079574

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2001
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

Yes   X        No

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 12, 2001
(latest practicable date):

(a) Common Stock: 60,847,218 shares
(b) Class A Special Voting Shares: 37,923,891 shares

Transitional Small Business Disclosure Format (check one): Yes              No   X

ITEM 1. FINANCIAL STATEMENTS

BusinessWay International Corp.
Consolidated Balance Sheet
As At April 30, 2001
(Unaudited)

                                              April 30,                  July 31,
                                                2001                       2000
ASSETS
Current Assets
     Cash                                          $0                         $0
     Accounts Receivable                      651,553                    548,003
     Inventory                                270,286                    209,030
     Prepaid Expenses                          23,862                      7,045
                                           -------------------------------------
Total Current Assets                         $945,701                   $764,078

Deferred Income Taxes                             208                        214

Capital Assets                                146,594                     56,153

Long term assets - franchisor rights          394,339
                                           -------------------------------------
                                           $1,486,842                   $820,445
                                           =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Bank indebtedess                        $191,140                    $49,725
     Accounts Payable and accruals            324,979                    461,311
     Income Taxes Payable                       1,750                      4,876
     Advance from a director                        0                     63,902
     Current Portion of Long Term Debt          6,192                      7,625
                                           -------------------------------------
Total Current Liabilities                    $524,061                   $587,439

Long Term debt                                      0                      1,975

Due to shareholder                             70,938                    116,492

TOTAL LIABILITIES                            $594,999                    705,906

STOCKHOLDERS' EQUITY
     Share Capital                           $859,055                        $14
     Additional paid-in capital                     0                          0
     (Deficit)Retained Earnings                32,788                    114,525

TOTAL EQUITY                                  891,843                    114,539

                                           -------------------------------------
                                           $1,486,842                   $820,445
                                           =====================================

See accompanying notes to financial statements

BusinessWay International Corp.
Consolidated Income Statement
(Unaudited)

                                             3 Month         3 Month        9 Month        9 Month
                                              Period         Period         Period          Period
                                               ended           ended          ended          ended
                                              April 30,       April 30,      April 30,      April 30,
                                                2001            2000           2001            2000
------------------------------------------------------------------------------------------------------
Sales                                         $725,042       $233,960     $2,174,640      $1,629,450
Cost of Sales                                  586,579        199,010      1,809,101       1,448,467
                                        --------------------------------------------------------------
Gross Profit                                   138,463         34,950        365,539         180,983

Operating expenses
     Communication                                   0              0          3,751               0
     Rent                                        8,607         11,158         17,092          18,300
     Transport and delivery                      1,493          3,690         24,386          18,990
     Advertising and business promotion         11,173         11,972         20,450          33,705
     Store expenses                             15,660          2,690         16,073           4,023
     Automobile and travel                         913          9,410          3,253           9,851
     Salaries, commissions and benefits          2,442         20,276        137,950          83,946
     Amortization                                6,184        (2,386)         21,433           3,581
     Interest and bank charges                   5,159          3,503          8,798          10,105
     Office expenses and general                 1,373          6,498         10,290          10,100
     Professional                               11,334          3,099        156,139           3,099
     Travel expenses                                 0              0          1,874               0
     Utilities                                   3,856          4,380         14,593           9,334
     Taxes ,licenses and insurance                   0          1,722         13,791           5,213
                                        --------------------------------------------------------------
Total Expenses                                 $80,699        $76,012       $449,873        $210,247

Net Income(Loss) Before Taxes                  $57,764      ($41,062)      ($84,334)       ($29,264)

Provision for Taxes
     Current                                         0              0              0               0
     Deferred                                        0              0              0               0
                                        --------------------------------------------------------------
                                                     0              0              0               0
                                        --------------------------------------------------------------
Net Income(Loss)                               $57,764      ($41,062)      ($84,334)       ($29,264)
                                        ==============================================================
Net loss per share - basic and diluted           $0.001       ($0.003)       ($0.001)        ($0.002)

Weighted average number of shares            56,275,673     13,100,000     56,275,673      13,100,000
outstanding
                                        ==============================================================

See accompanying notes to financial statements

BusinessWay International Corp.
Consolidated Cash Flows Statement
(Unaudited)

                                                         3 Month         3 Month        9 Month        9 Month
                                                          Period         Period         Period          Period
                                                          ended           ended          ended          ended
                                                        April 30,       April 30,      April 30,      April 30,
                                                           2001           2000           2001            2000

Cash provided by (used in) operating activities
     Net income ( loss)                                       $57,764      ($41,062)       (84,334)          -29264
     Items not requiring cash outlay
        Amortization                                            6,184        (2,386)         21,433           3,581

       sub-total                                               63,948       (43,448)       (62,901)        (25,683)

Changes in non-cash working capital items
       Accounts receivable                                    272,546         30,400      (103,550)          12,315
       Inventory                                               73,593          2,010       (61,256)           5,220
       Prepaid Expenses                                      (19,389)          1,050       (16,817)           5,408
       Accounts Payable and accruals                        (108,919)         17,638      (136,332)          10,200
       Income Taxes Payable                                       (8)              0        (3,126)               0
       Translation adjustment                                   (246)              0          1,070               0

       Funds generated  from operations                       135,339          7,650      (383,912)           7,460

Cash provided by (used in) financing

       Advance from a director                                      0              0       (63,902)               0
       Share capital                                                0              0        859,041               0
       Increase( decrease) long term debt                           0        (2,550)        (1,975)         (7,650)
       Due to shareholders                                     70,938              0       (45,554)               0

       Funds generated  from financing                         70,938        (2,550)        747,610         (7,650)

Cash provided by  (used in) investments

       Acquisition of capital assets                        (436,665)              0      (506,113)               0

Funds (used in) generated from  investments                 (436,665)              0      (506,113)               0

Net change for the year                                    ($230,388)         $5,100      (141,415)           (190)

Cash (deficiency) beginning of year                           $39,248     ($110,200)       (49,725)       (104,910)

Cash end of year                                           ($191,140)     ($105,100)     ($191,140)      ($105,100)
                                                     ==============================================================

See accompanying notes to financial statements

BusinessWay International Corp.
Consolidated Statement of Changes in Stockholders' Equity
For the Nine Months Ended April 30, 2001
(Unaudited)

                                                                                    OTHER                      TOTAL
                                                                    ADDITIONAL     COMPRE-     RETAINED       STOCK-
                                                COMMON STOCK         PAID IN       HENSIVE     EARNINGS      HOLDERS'
                                               SHARES AMOUNT         CAPITAL       INCOME     (DEFICIT)       EQUITY

Balance, July 31, 2000                      15,853,128        $14              $0     ($872)      $114,539      ($13,749)

Common stock issued for acqusition
of Cor-Bit Perpherals Inc. and
BusinessWay Computer Center Inc.            40,000,000    668,896                                                 668,910

Translation adjustment                                                                 3,043                        3,043

Net Loss for the period                                                                          (145,212)      (145,212)

Balance , October 31, 2000                  55,853,128   $668,910              $0     $2,171     ($29,815)       $641,266

Proceeds of private placement                  422,545    190,145                                                 190,145

Translation adjustment                                                                 (195)                        (195)

Net Income for the period                                                                            3,113          3,113

Balance , January 31, 2001                  56,275,673    859,055               0      1,976      (26,702)        834,329

Translation adjustment                                                                  -250                         -250

Net Income for the period                                                                            57764          57764

Balance , April  30, 2001                   56,275,673   $859,055              $0     $1,726       $31,062       $891,843
                                          ===============================================================================

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORP.

Notes to Consolidated Financial Statements
Three-month period ended April 30, 2001
Unaudited
[Prepared in accordance with accounting principles generally accepted in the United States and in U.S. dollars]

1. ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of BusinessWay International Corporation (the “Company”) have been prepared by the Company in accordance with accounting principles generally accepted in the United States on a basis consistent with those followed in the most recent audited consolidated annual financial statements and generally accepted accounting principles for interim financial information and with the instructions to SEC Form 10-QSB. Accordingly, these unaudited consolidated condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and therefore should be read in conjunction with the audited consolidated annual financial statements and notes included in the Company’s Form 10-KSB for the year ended July 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results for the interim period ended April 30, 2001 have been included. Operating results for the three month and nine month periods ended April 30, 2001 are not necessarily indicative of the results that may be expected for the full year. All capitalized terms used in these notes to unaudited consolidated financial statements that are not defined herein have the meanings given to them in such unaudited consolidated financial statements and notes thereto.

The unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has incurred significant losses and negative cash flow from operations in each of the last two years and during the nine month period ended April 30, 2001. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon sustaining a profitable level of operations and obtaining additional financing. Management plans to seek additional capital in connection with appropriate business opportunities including business combinations. There can be no assurance the Company can attain profitable operations in the future. These unaudited consolidated condensed financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying unaudited consolidated condensed financial statements.

The Company has changed its fiscal year-end to July 31 of each year. For this quarter the last fiscal year being shown is that of July 31, 2000. As well, figures for the comparative quarter April 30, 2000 are being shown for the statement of income and operations.

2. ORGANIZATION AND BUSINESS ACTIVITIES:

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

With the completion of the acquisition of Corbit Perpherals Inc. and BusinessWay Computer Center Inc. on September 12, 2000 (the "Acquistion"), the Company is no longer considered a development stage enterprise since Corbit Perpherals Inc. has a income stream that has been established for many years.

Under the terms of a Share Exchange Agreement signed September 12, 2000 (the “Exchange Agreement”), the Company incorporated another wholly-owned subsidiary, 3739007 Canada Ltd., for the purpose of acquiring Cor-Bit Perpherals Inc. and BusinessWay Computer Center Inc. Under the Exchange Agreement, the Company acquired the shares of Cor-Bit Perpherals Inc. and BusinessWay Computer Center Inc. in exchange of 40,000,000 exchangeable Preferred Shares (the “Preferred Shares” ) of 3739007 Canada Ltd. (which are exchangeable for the same number of shares of the Company’s common stock), and 37,923,891 Class A Special Voting Shares in the capital of the Company (the “Special Voting Shares”). The Special Voting Shares, which have no right to dividends and will be outstanding only until the Preferred Shares are exchanged, were issued to the principal owners of the acquired companies.

Subsequently, Cor-Bit Perphreals Inc., a wholly owned subsidiary of BusinessWay International Corp., acquired for $1.00, all of the outstanding voting shares of Le Group BusinessWay Inc., which owns franchisor rights for future sale of franchises bearing the name BusinessWay.

3. SHARE CAPITAL:

There were no additional issues of share capital other than those reported on in prior filings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Results of Operations

Revenues

Sales for the third quarter and for the nine month period ended April 30, 2001 were significantly higher than for the corresponding periods in the prior year due increase sales this last quarter. The Company had increased in sales in part due to a sales program in Quebec, Canada promoting purchase of computers. Revenues resulted from sales of computers and accessories to retail outlets that carry the BusinessWay franchise. Subsequent to the end of the period, the number of retail outlets carrying the BusinessWay franchise was increased from five to seven, and the Company anticipates that its future sales will increase as a result of these additional outlets and others that it hopes to add in the future.

Cost of Sales

Cost of sales as a percentage of sales decreased from 85.1% to 80.9% for the corresponding quarter in the prior year. Cost of sales are primarily dependent on the market conditions for and availability of components for the computers and accessories sold by the Company. The Company anticipates that the increasing volume of sales resulting from additional BusinessWay franchises will allow it to obtain greater volume discounts and achieve other economies of scale and thereby reduce the percentage cost of sales in the future.

Operating Expenses

Operating expenses were impacted by a number of significant changes in expense items. Salaries and commissions decreased from $20,276 in the third quarter of 2000 to $2,442 in the present period primarily as a result of government reseach and develoment credits confirmed. The number of employees increased in the number of paid employees from eight to sixteen. Amortization expense increased to $6,184 as a result the purchase of computer equipment during the period to meet the Company’s office and administrative needs. Professional expenses, which were $3,099 for third quarter of fiscal 2000, increased to $11,334 during the third quarter and $156,139 for the first nine months of 2001 as result of legal and accounting fees incurred in connection with the acquisition of BusinessWay Computer Center Inc. and Cor-Bit Peripherals Inc. by the Company, and as a result of the costs of being a public company related to compliance with U.S. federal securities law filings and disclosure.

Net income

Primarily as result of the foregoing factors, the Company’s net income increased to $57,764 during the third quarter, and it recorded a net loss of $84,334 during the first nine months of fiscal 2001.

Liquidity and Capital Resources

The Company has increased its accounts receivable since the beginning of the fiscal year from $538,003 to $651,553. The Company has obtained a line of credit facility with a banking institution in Canada enabling it to borrow up to $231,000 based on accounts receivable and inventory provided as security to the bank. At April 30, 2001, the Company was using the credit for an amount of $191,140. Total current assets have increased from $764,078 to $945,701, and the ratio of its current assets to current liabilities has increased from 1.1 to1 to 1.8 to1.

In order to meet its business plan for expanding its BusinessWay franchise operations, the Company anticipates that it will need to raise approximately $350,000 of additional capital during the next twelve month period, which it will seek to do through private sales of its stock or through institutional borrowing. However, there can be no assurance that additional capital of institutional lending will be available when needed or available on terms that will be favorable to the Company.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

        None.

Item 2.     Changes in Securities

        None.

Item 3.     Defaults Upon Senior Securities

        None.

Item 4.     Submission of Matters to Vote of Securities Holders

        None.

Item 5.     Other Information

        As of June 12, 2001, the Board of Directors consisted of Mr. Faris Heddo, Mr. Fabrice Zambito, Ms. Michele Scott and Mr. Yoland Dumas. Mr. Faris Heddo is the President, Chief Executive Officer and one of the Company's principal shareholders. Ms. Scott is Vice President and a major shareholder of the Company. Mr. Zambito, Chairman of the Board, is a Vice President of Computer Associates of Canada in Quebec, Canada. Mr. Dumas, 38, is the Director of Investments for FondAction CSN, one of the Company's principal shareholders.

Item 6.     Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report - None.
(b)	The following reports on Form 8-K were filed during the period covered by this report.
(1)	Amendment No. 3 to Form 8-K Report, dated September 12, 2000, filed with the SEC on April 11, 2001.
(2)	Amendment No. 4 to Form 8-K Report, dated September 12, 2000, filed with the SEC on April 11, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

BUSINESSWAY INTERNATIONAL CORPORATION
Dated: June 14, 2001	By:/s/ Michele Scott Michele Scott Vice President, Chief Operating Officer and Secretary (chief financial officer)