Form 10KSB
period 2001-07-31
BUSINESSWAY INTERNATIONAL CORP
filed 2001-11-13
CIK 1079574

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                  ____________

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 31, 2001

                        COMMISSION FILE NUMBER _________


                      BUSINESSWAY INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

               FLORIDA                                   980215778
       (State of Incorporation)                      (I.R.S. Employer
        Identification Number)

     117 GUN AVENUE, POINTE-CLAIRE, QUEBEC, CANADA, H9R 3X2   (514) 693-0877
          (Address and telephone number of principal executive offices)

                               GLOBALNETCARE INC.
          -----------------------------------------------------------
          (Former Name or Former Address, if changed since last Report)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                            Title Of Each Class: None
                 Name Of Each Exchange On Which Registered: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         Common stock, par value $0.001

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            (1)   Yes  [X]    No  [ ]

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: July 31, 2001 - $2,309,352

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.
     October 31, 2001 - $928,791. There are approximately 23,219,793 shares of common voting stock of the Company held by non-affiliates. This valuation is based upon the average of the bid prices for shares of common stock of the Registrant on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") on this date.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
                                       N/A

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)


================================================================================

================================================================================

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

52,655,667 Common Stock, par value $0.001, and 6,000,000 Class A Special Voting Convertible (convertible 1 to 1) Shares issued and outstanding as at October 31, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE
A description of "Documents Incorporated by Reference" is contained in Part III,
Item 13.

Transitional  Small  Business  Issuer  Format:   Yes  [ ]      No  [X]


================================================================================

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

YEAR  ENDED  JULY  31,  2001
----------------------------

     BusinessWay International Corporation ("BusinessWay") formerly known as GlobalNetCare Inc. ("GlobalNetCare"). The Company was organized on October 30, 1980, under the laws of the State of Florida as C.N.W. Corp. On February 1, 1981, the Company issued 1,000 shares of its $1 par value common stock for services of $1,000. The Company did not have any activity before 1998 and, accordingly, commencement of its development stage is considered to be at the beginning of 1998.
On July 21, 1998, the Company increased its capitalization from 1,000 common shares to 50,000,000 common shares. The par value was changed from $1 to $0.001. On July 21, 1998, the Company changed its name to C.N.W of Orlando Inc., and on December 28, 1998 it changed its name to GlobalNetCare, Inc.
On February 3, 1998, the Company incorporated its wholly-owned subsidiary, 3423336 Canada Ltd., a Canadian company, to develop a medical Website. However, the anticipated plans and operations of the Company for its medical Website have not and will not be achieved or pursued further. Due to its inability to generate sufficient revenues from these operations, the Company has decided to pursue a different line of business. The Corporation continues to operate the medical Website on a scaled down basis.
With the completion of the acquisition of Cor-Bit Peripherals Inc. and BusinessWay Computer Centres Inc. on September 12, 2000 (the "Acquisition"), the Company will no longer be considered a development stage enterprise since Cor-Bit Peripherals Inc. has a income stream that has been established for many years.
     As a result of the Share Exchange Agreement signed September 12,2000 (the "Exchange Agreement"), the Company incorporated another wholly-owned subsidiary, 3739007 Canada Ltd., for the purpose of acquiring Cor-Bit Peripherals Inc. and BusinessWay Computer Centres Inc. Under the Exchange Agreement, the Company acquired the shares of Cor-Bit Peripherals Inc. and BusinessWay Computer Center Inc. in exchange of 40,000,000 exchangeable Preferred Shares (the "Preferred Shares" ) of 3739007 Canada Ltd. (which are exchangeable for the same number of shares of the Company's common stock), and 37,923,891 Class A Special Voting Shares in the capital of the Company (the "Special Voting Shares"). The Special Voting Shares, which have no right to dividends and will be outstanding only until the Preferred Shares are exchanged, were issued to the principal owners of the acquired companies.
     Prior to its acquisition of Cor-Bit Peripherals Inc. and BusinessWay Computer Centres Inc. and currently, the Company has offered health and medical information via its information Website, GlobalNetCare.com (the "Medical Website"). The Medical Website consists of several "Virtual Medical Centers" that are designed to provide health care professionals and people seeking information with an easy-to-use, interactive experience intended to address their subjects of concern and to create individual virtual medical records. Despite the efforts of the Company's management, the Medical Website did not attract the number of users or advertisers the Company anticipated and, accordingly, did not generate the revenue required for its continued operation and maintenance. The Medical Website has not been updated since October, 1999. The anticipated plans for the operation of the Medical Website by the Company, as described in the Company's Form 10-SB Registration Statement (as amended), have not and will not be achieved or pursued further by the Company. The failure of the Medical Website to meet its operational goals has caused the Company to seek to identify a different line of business. The Company has now achieved a new operational focus through the acquisition of Cor-Bit Peripherals Inc. and BusinessWay Computer Center Inc.
     On September 12, 2000, the Company acquired (the "Acquisition") all of the issued and outstanding shares of BusinessWay Computer Centres Inc. ("BusinessWay") and Cor-Bit Peripherals Inc., ("Cor-Bit"), two private companies that are incorporated under the laws of the province of Quebec ,Canada. The Acquisition was made under the terms of a Share Exchange Agreement, dated for reference June 30,2000 (the "Exchange Agreement"), to which the Company, 3739007 Canada Ltd. (the Company's wholly owned subsidiary), Cor-Bit, BusinessWay, Faris Heddo and Michele Scott (the "Majority Vendors"), the shareholders of Cor-Bit (the "Cor-Bit Shareholders") and the shareholders of BusinessWay (the "BusinessWay Shareholders") are parties. Under the Share Exchange Agreement, the Company caused 3739007 Canada Ltd. to issue 40,000,000 exchangeable Preferred Shares (the "Preferred Shares") issued by 3739007 Canada Ltd. to the Cor-Bit Shareholders and the BusinessWay Shareholders (collectively, the "Vendors"), as consideration for the exchange of the Cor-Bit shares and the BusinessWay shares.

The Company issued 37,923,891 Class A Special Voting Shares (the "Special Voting Shares"), to the Majority Vendors and to the FONDACTION CSN Pour La Cooperation et L'Emploi, in the course of a reorganization of the capital of Cor-Bit and BusinessWay, as contemplated by section 85 of the Income Tax Act (Canada). Under the Exchange Agreement and a Call Option Agreement (entered into by each one of the Vendors and the Company), each of the Vendors granted an option to the Company to acquire the Preferred Shares and the Special Voting Shares, if applicable, in exchange for an equal number of common shares in the capital of the Company.
Cor-Bit is a manufacturer of computers, and has developed internet software including a new business-to-business model, data base search software, and an access-based inventory management software link. Cor-Bit is the exclusive supplier of computers to BusinessWay's franchise operations. BusinessWay operates a Website, "www.businessway.com" (the "BusinessWay Website"), which be used as a multiple e-business site for the operations of Cor-Bit as well as to market the Cor-Bit line of computers. The principals of BusinessWay retained BusinessWay's franchise retail operations, as the retail operations of BusinessWay were not included under the terms of the Acquisition.
     On January 31, 2001 GlobalNetCare changed it's name to BusinessWay International Corporation. The name change took effect at the opening for trading on the OTC Bulletin Board on Thursday, February 8, 2001 under the new stock symbol "BITL". The Corporation's new CUSIP number is .12329Y 10 4. See the Form 8-K which have been previously filed with the Securities and Exchange Commission and which are incorporated herein by this reference. See
Part III, Item 13.
     BusinessWay also increased its authorized capital from 100,000,00 shares of $0.001 par value common stock and 40,000,000 Class A Special Voting shares, without par value, to 300,000,000 shares of $0.001 par value common stock and 120,000,000 Class A Special Voting Shares, without par value, (the "Capital Increase"). See the Form DEF 14C which have been previously filed with the Securities and Exchange Commission and which are incorporated herein by this reference. See Part III, Item 13.
     In March, 2001 BusinessWay acquired through its wholly-owned Canadian subsidiary Cor-Bit Peripherals Inc., the company BusinessWay Group Inc. ("BusinessWay Group"). BusinessWay Group operates as the master franchiser of seven retail computer stores in the province Quebec. The company acquired 100% of the issued and outstanding common voting stock of BusinessWay Group Inc. by a unanimous vote and resolution of the board of directors of the company. This acquisition includes all the assets and assumption of all liabilities of the acquired company. The assets includes the master franchiser rights, contracts ,the BusinessWay retail operation system and documentation, and the two retail stores situated in the Greater Montreal Region.

     BusinessWay is diversified into three distinct divisions of operations. The three division are personal computers manufacturing, retail store operations and franchising and business-to-business (B2B) internet software programming and development.

     The main stream of revenue is derived from the BusinessWay's Canadian wholly-owned subsidiary, Cor-Bit Peripherals Inc. ("Cor-Bit") which custom builds, manufactures and distributes the Cor-Bit line of computers. BusinessWay's primary source of revenue is now derived from the sales and distribution of its line of Cor-Bit brand of personal computers. Sales are made on a wholesale level and include a preferred sales arrangement through the independent chain BusinessWay Computer Centres franchised retail computer stores. BusinessWay has an arrangement with the BusinessWay retail chain franchiser to sell these made-to-measure computer systems. The products sold by the BusinessWay retail centers include the Cor-Bit line of custom computer systems, monitors, Storage Devices, Printers and a wide range of peripherals.

     In order to increase revenue and market share, the Company plans on to assist the independent distribution chain to attract independent computer store owners to join the BusinessWay banner. This action is expected to increase sales for the Company since it deals on an exclusive basis with this distribution channel. The Company believes that it offers independent retail stores a multitude of advantages, including lowering their cost base and providing them with many proven sales concepts and product branding. The Company supports its network of independent BusinessWay retail stores with its established B2B (business to business) solution software that provides real-time product procurement and order tracking for a just-in-time delivery. The Company is also seeking to grow its business through acquisitions, and joint ventures with others in the industry.
     The Company believes that it is distinguishable in the PC marketplace based on its unique purchasing system, high product quality control, customer service and technical support. The Company has agreements with service affiliates who have over 22,000 service centers across North America . Servicing for the Cor-Bit brand of personal computers is now available across North America. The Company also provides a 1-800 technical support call center to assist end-users as well as independent retailers on software and hardware technical issues concerning the Cor-Bit line of personal computers.
     In order to expand its distribution base, the Company is planning to increase its investment in an advertising initiative to boost the recognition of the BusinessWay brand name and products. The Company is continuing to invest in the Research and Product Development to enhance its present product line. The company believes that these initiatives should have a positive impact on revenues in the remaining portion of fiscal year 2001.
     The company will be continuing to seek out strategic alliances that will enable the Company to generate increased sales either by direct sales or through joint venture projects. Although it is too early to predict actual sales volume level increases because of these alliances, the Company hopes for significant increases. The Company estimates that each independent retail store that joins the BusinessWay banner and distribution network will increase the Company's revenues in the range of $500,000 to $1.5 million per annum.

     BusinessWay Computer Centres ( the "BusinessWay Computer Centres") owns the BusinessWay trademarks, trade names, domain names and the BusinessWay.com website.

     Cor-Bit's software internet division is involved in Research and Development of it's internet software including a new business-to-business (B2B) model, database search software, an access-based inventory management software link, and the medical business-to-business (B2B) web application model. This division Is concentrating and focused on the future of Internet development that would be instrumental in the new e-commerce business sector.

PRINCIPLE PRODUCTS OR SERVICES AND THEIR MARKETS
------------------------------------------------

     BusinessWay has found that rural and small-town computer markets have been left alone by the major computer companies which have chosen to focus on sales of complete systems alone or by major retailers who fail to offer parts, upgrade components or professional support to the computer user.
The Company, through its wholly-owned subsidiaries, operates two (2) retail storefront locations under the name of BusinessWay Computer Centers for components, upgrade parts and complete personal computers for use in the home, business and professional and government markets. All BusinessWay locations provide complete sales and service, including full upgrade capabilities to its customers, no matter which brand or manufacturers' computer system a customer may have.
     Even as important as retail storefront sales, the Company has integrated a direct marketing plan using the Internet via its web sites (www. BusinessWay.com and www.corbit.com), along with "direct to the customer" as established by Dell Computers and Gateway, to satisfy the demand of price conscious, "do-it-yourself" Internet customers. The Company's web sites have complete e-commerce capabilities for retail customers and wholesale buyers. The implementation of each phase places the Company in an opportune position to market its products and services in select niches, including the exciting Internet marketplace across the World Wide Web.
     The Company has built over the years commercial relationships with major manufacturers and other suppliers of parts and upgrade components. The ability to purchase directly from the manufacturer or to capitalize on discounted prices from other sources has been a key element in the advantageous cost structure of BusinessWay. In addition, the Company follows, in philosophy and in practice, the inventory methodology of "Just in Time" or JIT. This JIT inventory practice has kept the Company's inventory purchase costs as close to the current market of many price sensitive parts. While this practice requires virtually daily ordering and a continual management of all price sensitive inventory, the management time (and inventory control system) yields benefits that far exceed the extra effort. In the world we live in, a UPS/FEDEX/Mail delivery of JIT often saves substantial sums when inventory prices are declining. In an upwardly spiraling market, the Company can simply adjust its wholesale/retail prices to reflect daily price changes.
          An important element of the Company's success has been the honest, quality personnel retained by BusinessWay. All of the Company's employees embody the philosophy of being " BusinessWay The Right Way" which starts with the Chief Executive Officer, Mr. Faris Heddo. Each of the founders has been instrumental in the selection of key personnel which has reached 12 employees as of the date of this Report.
     The Company will build on its strengths in the Quebec, Canada region marketplace and implement a disciplined and controlled expansion which will follow the growth pattern of other successful major retailers. The initial rural and "small-town" Canada approach will take the best of a proven, textbook Wal-Mart strategy. Further, the Company will build on its basic ideology of keeping a low overhead retail operation of a Radio Shack style storefront.

     For the year 2002, two (2) new corporate store openings are planned and the company will attempt to attract many small independent retailers to join our banner throughout the region of Quebec and Ontario. In order to increase revenue, sales and market share, we plan to encourage independent computer store owners to join the BusinessWay banner and become franchisees. We believe that becoming a BusinessWay franchisee offers independent retail stores a number of advantages, including lower cost bases, proven sales concepts, technical support, warranty services, on-site servicing, an existing and operational website and co-op advertising. We support our network of independent BusinessWay Computer Centers with our established business to business (B2B) solution software that provides real-time product procurement and order tracking for "just-in-time" delivery. The Company's management believes that this expansion will result in an enterprise of substantial standing and profitability.
     We believe that our products can be distinguished in the personal computer marketplace based on our unique purchasing system, product quality control, customer service and technical support. We have third-party agreements with service affiliates who have over 22,000 service centers across North America; servicing for the Cor-Bit brand of personal computers is now available across North America. We also provide a toll-free technical support call center to assist end-users and independent retailers with software and hardware technical issues which may be encountered with the Cor-Bit line of personal computers.
     In order to expand our distribution base and increase recognition of the BusinessWay brand name, we plan to increase our investment in our advertising initiative. We continue to invest in research and product development to enhance our present product line. We believe that these initiatives will have a positive impact on revenues in the upcoming fiscal year 2002. We will continue to seek out strategic alliances that will enable us to generate increased sales, either by direct sales, through our franchisees or through joint venture projects, and will continue to seek further acquisitions and/or joint ventures with other companies in the computer technology industry.
     In parallel with the above, the company's software internet division will also attempt to launch in the coming year by the mid-January, 2002 the company's revolutionary and all new business-to-business (B2B) medical website development and products, services and portal.

BUSINESS  TO  BUSINESS  TECHNOLOGY
----------------------------------

     In addition to the sale of the Cor-Bit line of personal computers and related products, we provide end-to-end e-commerce solutions, and facilitate the transition of traditional business enterprises into the realm of electronic business. We analyze a company's current operational structure and design a solution that will allow for a seamless transition with little or no interruption in that company's day to day operations. We do this by implementing a networked automation solution, which reduces operating costs and allows for more efficient communications between departments in any given company. Our solution package enables us to either work with an existing infrastructure or build one from the ground up, and allows us to implement functions within almost any existing system. In addition, our packages offer a range of solutions, including dynamic inventory control, purchase forecasting, departmental collaboration and communication and automatic stock replenishment.

We offer several services to assist in the implementation of our solutions, including:

-    requirement  assessment,  through  which  the  client's needs are assessed;

- infrastructure building and networking, through which all products necessary to the operation of the solution are provided;

- standardization of corporate image, through assistance in the specification of such things as logos, color schemes and trademarks; and

- software development, through which customized software solutions are made available.

RESOURCE  ACQUISITION  MANAGEMENT  SYSTEM
-----------------------------------------

     Our Resource Acquisition Management System ("RAMS") acts as a central nervous system for our clients' business-to-business (B2B) Internet transactions, handling all the tasks involved in day to day dealings with suppliers and dealers in a simple, efficient manner. For purchasers, our RAMS compiles vital supplier information in real-time, and includes features such as "Direct Connect", "Favorite Supplier" and "Automatic Supply and Demand Notification". For suppliers, RAMS technology assists in sourcing clients and gathering real-time lists of clients in need of that supplier's products and services.

ACCOUNTING  APPLICATIONS
------------------------

     Our Integrated Office Accounting ("IOA") add-on software modules offer a true 32-bit Windows accounting solution and can be fully integrated with Microsoft Office. IOA was developed around Microsoft Access and is fully customizable and Internet ready. IOA is a state of the art accounting system which is both open and flexible, and can integrate with other office applications, including word processors, spreadsheets, databases, email and fax programs, and can produce operational reports. With IOA, customers are able to perform the following functions immediately:

- we publish to web / internet application as well as running the application using thin client over the internet;

- mail merge customer or vendor databases with Microsoft Word to produce personalized letters;

-    analyze  a  financial  report  in  Microsoft  Excel;

-    email  a  financial  report  through  Microsoft  Outlook;  or

- fax an invoice or statement to a customer or vendor (using Windows-based fax software).


     Our customized modules functions seamlessly with the modules available on our IOA software including Accounts Payable, Accounts Receivable, Inventory, Banking, Invoicing, Budgeting, Job Costing, Payroll, Purchase Order and Order Entry.

COMPETITION.

     The Company's present and intended business operations will center in areas of great competition, which will include many competitors who are larger, better financed and currently have a national or international image in these fields of endeavor. These competitors will include, in addition to many small other enterprises, the following: Wal-Mart Stores, Inc.; Tandy Corporation; Bureau En Gros; Future Shop Inc.; Dell Computer Corporation; Gateway, Inc.; Micron Technology, Inc.; Insight Enterprises, Inc.; and Apple Computers.
The PC industry is highly competitive, especially with respect to pricing and the introduction of new products and product features. We compete primarily by adding new performance features to products while minimizing corresponding price increases. We believe that our direct sales model, franchise stores and customer service and support are additional competitive advantages. Competitive factors in our markets include price, availability of new technology, variety of products and features offered, availability of products and software, marketing and sales capability, and service and support. We believe that we compete reasonably with respect to each of these factors. Our results, however, could be adversely affected if we are unable to introduce new products or product features as quickly as our competitors or if our competitors offer products at significantly lower prices than we do. In recent years, along with many of our competitors, we have regularly lowered prices, and we expect these pricing pressures to continue. Softness in the PC market in the fourth quarter of 2001 has led a number of our competitors to aggressively cut pricing to spur sales and gain market share. If cost reductions or changes in product mix do not mitigate these pricing pressures, these competitive price pressures could substantially reduce our profits. The Company will be at a distinct disadvantage in competing with these entities, and its current competitive position in this industry must be deemed to be nominal; however, the Company intends to focus its efforts in rural and "small-town" Canada, which management believes has been neglected by its major competitors. The Company believes it will be a competitive force in these areas.

SOURCES AND AVAILABILITY OF RAW MATERIALS
-----------------------------------------

     The Company purchases component and upgrade parts from a number of suppliers for further manufacturing or resale activities of complete component systems or upgrade and/or component parts. Most materials are readily available from suppliers.

PATENTS, TRADEMARKS,  LICENSES, FRANCHISES,  CONCESSIONS,  ROYALTY AGREEMENTS OR
--------------------------------------------------------------------------------
LABOR CONTRACTS
---------------

     The only trademark or trade name of the Company is "BusinessWay".

GOVERNMENTAL APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES
-------------------------------------------------------

     None, except as may be required in the bidding process for government contracts.

EFFECTS OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS
--------------------------------------------------------

     The integrated disclosure system for "small business issuers" adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a small business issuer, defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. The Company is a "small business issuer," based upon these guidelines.

     On the effectiveness of the Company's 10-SB Registration Statement, the Company became subject to the reporting obligations under the Securities Exchange Act of 1934, as amended (the "1934 Act.") These requirements include, among others, that the Company must file with the Securities and Exchange Commission annual reports on Form 10-KSB ("SB" denotes a "small business issuer") that contain audited financial statements; quarterly reports on 10-QSB that contain reviewed financial statements; 8-K Current Reports reporting current material events; and proxy or information statements governed by Regulation 14A or 14C of the Securities and Exchange Commission that are then mailed to stockholders for any matter requiring the vote of consent of stockholders. Principals or 5% stockholders of the Company are also required to report their beneficial ownership and any changes in this ownership on appropriate forms. Directors, executive officers and 10% stockholders are also subject to Section 16(b) of the 1934 Act respecting "short swing" profits. Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

     with a price of less than five dollars per share;

     that are not traded on a "recognized" national exchange;

     whose prices are not quoted on the NASDAQ automated quotation system; or

     in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

     Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

     get information about the investor's financial situation, investment experience and investment goals;

     reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

     provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

     receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment goals.

     Compliance with these requirements may make it harder for our stockholders to resell their shares.

COST AND EFFECT OF COMPLIANCE WITH ENVIRONMENTAL LAWS
-----------------------------------------------------


     There are no material environmental laws, rules or regulations effecting the present and intended business operations of the Company.

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

     In 2000, the Company has expended approximately $100,000 in an effort to complete it's business-to-business ("B2B") software. In 2001, the Company continued to invest in the Research and Product Development to enhance its present product line and has expended approximately $50,000 and Cor-Bit's software internet division has expanded approximately $150,000 in Research and Development of it's internet software including a new business-to-business (B2B) model, database search software, an access-based inventory management software link, and the medical business-to-business (B2B) web application model. This division is concentrating and focused on the future of internet development that would be instrumental in the new e-commerce business sector.

EMPLOYEES
---------

     As of July 31, 2001, Cor-Bit Peripherals Inc. had 9 full time and BusinessWay Group Inc. had 3 full time and 4 part-time employees.

BLUE  SKY  CONSIDERATIONS
-------------------------

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

TAXATION
--------

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

     Requirement of Audited Financial Statements may disqualify business opportunity. Management believes that any potential target company must provide audited financial statements for review, and for the protection of all parties to the business acquisition or combination. One or more attractive business opportunities may forego a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

RISK  FACTORS

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS AND OTHER INFORMATION IN THIS PROSPECTUS BEFORE DECIDING TO PURCHASE SHARES. ANY OF THE FOLLOWING RISKS COULD HAVE A MATERIALLY ADVERSE IMPACT ON OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS OR ON THE VALUE OF OUR SHARES.

GENERAL

GENERAL  ECONOMIC  CONDITIONS.

     Our revenue growth and profitability depends significantly on the overall demand for personal computers and related products and services. Softening demand for these products and services caused by worsening economic conditions has resulted and may in the future result in decreased revenues or growth rates and similar effects on results of operations. Further delays or reductions in consumer and business spending on personal computers and related products could have a materially adverse effect on demand for our products and services and consequently on our future business.

WE  HAVE  A  HISTORY  OF  LOSSES.

     We have incurred substantial net losses in the past. While we feel confident that we will be able to secure additional funds through private placement financing and successfully carry out our business plan, there can be no assurance that we will accomplish these tasks and achieve profitability.

OUR  QUARTERLY  OPERATING  RESULTS  ARE  LIKELY  TO  FLUCTUATE.

     We have experienced and will continue to experience quarterly variations in net sales and net income as a result of many factors, including the following:

-    product  mix;

-    the  level  of  selling,  general  and  administrative  expenses;

-    the  timing  and  level  of  product  development  expenses;  and

- the timing and success of our new product introductions, as well as that of our competitors.

     We plan our operating expenditures based on sales forecasts. If our net sales are below our expectations in any given quarter, our operating results will suffer. Due to the foregoing factors, in some future quarter our operating results may be below the expectations of public market analysts and investors. In such event, the price of our common shares would likely suffer.

QUARTERLY  SALES  CYCLE  MAKES  PLANNING AND OPERATIONAL EFFICIENCIES DIFFICULT.

     Like other computer companies, we generally sell more product in the third month of each quarter than in the first and second months. This sales pattern places pressure on manufacturing and logistics systems based on internal forecasts and may adversely affect our ability to predict our financial results accurately. In addition, to rationalize manufacturing utilization, we may build product early in the quarter in anticipation of demand late in the quarter. Developments late in a quarter, such as lower-than-anticipated product demand, a systems failure, or component pricing movements, can adversely impact inventory levels, cash and related profitability in a manner that is disproportionate to the number of days in the quarter affected.

UNLESS WE GENERATE SIGNIFICANT SALES OF OUR PRODUCTS, OUR ABILITY TO GENERATE REVENUES MAY BE SIGNIFICANTLY REDUCED.

     We expect that a substantial portion, if not all, of our future revenue will be derived from the sale of our computers and related products, and our software programs. We expect that these products and their extensions and derivatives will account for a majority, if not all, of our revenue for the foreseeable future. Broad market acceptance of our products is, therefore, critical to our future success and to our ability to generate revenues. Failure to achieve broad market acceptance of our products, as a result of competition, technological change or otherwise, would significantly harm our business. Our future financial performance will depend in significant part on market acceptance of our products, and on the development, introduction and market acceptance of their respective enhancements. There can be no assurance that we will be successful in marketing our products or any new products, applications or enhancements, and any failure to do so would significantly harm our business.

NEED  FOR  ADDITIONAL  FINANCING.

     We have had significant working capital deficiencies and have experienced negative cash flows in the past. We have historically depended upon capital infusion from the issuance of long term debt and equity securities to provide the cash needed to fund operations. Our ability to continue in business depends upon our continued ability to obtain significant financing from external sources. If any additional capital that we may require is raised through borrowing or other debt financing, we would incur substantial additional interest expense. Sales of equity securities, through a traditional underwritten offering, would dilute, on a pro rata basis, the percentage ownership of all holders of common shares. There can be no assurance that any such financing would be available upon terms and conditions acceptable to us, if at all. The inability to obtain additional financing in a sufficient amount when needed and upon acceptable terms and conditions could have a materially adverse effect upon our business.

WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO CONTINUE TO GROW OUR BUSINESS.

     Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and an ability to successfully market our products. We have predicted that we will require approximately $750,000 over the period ending July 31, 2002 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that we:

- incur unexpected costs in completing the continued development of any of our products or encounter any unexpected technical or other difficulties;

-    incur  delays  and  additional expenses as a result of technology failure;

- are unable to create a substantial market for our hardware and software products; or

-    incur  any  significant  unanticipated  expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

We will depend almost exclusively on outside capital to pay for the continued development of our products. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, it will be on terms acceptable to us. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we were unable to obtain financing in the amounts and on terms deemed acceptable, our business and future success may be adversely affected.

EXPENSE  CONSTRAINTS  COULD  IMPEDE  OPERATIONS.

     We are focused on bringing our operational expenses to appropriate levels for our business, while simultaneously implementing new programs. The significant risks associated with these actions include the failure to expend sufficient revenue generating advertising and marketing funds, unanticipated consequences of reductions in personnel devoted to ongoing programs, and the failure to meet operating expense targets by not matching commitments in new programs to reductions in ongoing programs.

WE  MAY  NOT  BE  ABLE  TO  MANAGE  OUR  FUTURE  GROWTH.

     Our ability to achieve our planned growth is dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees, the adequacy of our financial resources, our ability to identify and efficiently provide and perform such new products and services as our customers may require in the future and our ability to adapt our own systems to accommodate our expanded operations. In addition, there can be no assurance that we will be able to achieve our planned expansion or that we will be able to manage successfully such expanded operations. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on our business.

UNSCHEDULED DELAYS IN THE DEVELOPMENT OF OUR PRODUCTS OR THE IMPLEMENTATION OF OUR SALES PROGRAM COULD RESULT IN LOST OR DELAYED REVENUES.

     Delays and related increases in costs in the further development or improvement of our products, or the implementation of our sales and marketing program, could result from a variety of causes, including:

-    delays in the development, testing and commercial release of our products;

- delays in hiring or retaining experienced hardware and software developers and programmers;

- delays in locating and hiring experienced sales and marketing professionals; and

-    delays caused by other events beyond our control.

     There can be no assurance that we will successfully develop further enhancements to our products on a timely basis or that we will implement our sales and marketing program in a timely manner. A significant delay in the development, testing and commercial release of our products or a delay in the implementation of our sales and marketing program could result in increased costs and could have a materially adverse effect on our financial condition and results in operations.

OUR LIMITED MARKETING AND SALES RESOURCES COULD PREVENT US FROM EFFECTIVELY MARKETING OUR PRODUCTS AND SERVICES.

     We have limited internal marketing and sales resources and personnel. In order to market any products and services we may develop, we will have to either develop a marketing and sales force with technical expertise and distribution capability or outsource such duties to independent contractors. There can be no assurance that we will be able to establish sales and distribution capabilities or that we will be successful in gaining market acceptance for any products or services we may develop. There can be no assurance that we will be able to recruit skilled sales, marketing, service or support personnel, that agreements with franchisees will be available on terms commercially reasonable to us, or at all, or that our marketing and sales efforts will be successful. Failure to successfully establish a marketing and sales organization, whether directly or through third parties, would have a materially adverse effect on our business, financial condition, cash flows, and results of operations. To the extent that we arrange with third parties to market our products or services, the success of such products and services may depend on the efforts of such third parties. There can be no assurance that any of our proposed marketing schedules or plans can or will be met.

INFRASTRUCTURE  REQUIREMENTS.

     Our business creates ongoing demands for personnel, facilities, information and internal control systems and other infrastructure requirements. If we are not successful in continuing to develop our infrastructure, we could experience disruptions in operations, which could have an adverse financial impact.

WE EXPECT TO EXPERIENCE SIGNIFICANT AND RAPID GROWTH IN THE SCOPE AND COMPLEXITY OF OUR BUSINESS AS WE PROCEED WITH THE DEVELOPMENT AND SALE OF OUR PRODUCTS. IF WE ARE UNABLE TO HIRE STAFF TO HANDLE SALES AND MARKETING OF OUR PRODUCTS AND MANAGE OUR OPERATIONS, OUR GROWTH COULD HARM OUR FUTURE BUSINESS RESULTS AND MAY STRAIN OUR MANAGERIAL AND OPERATIONAL RESOURCES.

     As we proceed with the development and sale of our products, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our products, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. Any failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

COMPETITION  FOR  TALENTED  EMPLOYEES  COULD  HAMPER  BUSINESS  OPERATIONS.

     Like all technology companies, we must compete for talented employees in a market where the demand for such individuals exceeds the number of qualified candidates. As a result, we focus significant efforts on attracting and retaining individuals in key technology positions. These efforts have generated positive results in terms of both reducing attrition rates and filling openings created by prior employee losses. Declining stock market prices, however, make retention more difficult as prior equity grants contain less value and key employees pursue equity opportunities elsewhere. Should we experience a substantial loss of talent or an inability to attract talent for key openings, particularly in critical markets, the resulting talent gaps could impact our ability to meet our business objectives.

THE LOSS OF FARIS HEDDO OR ANY OF OUR KEY MANAGEMENT PERSONNEL WOULD HAVE AN ADVERSE IMPACT ON FUTURE DEVELOPMENT AND COULD IMPAIR OUR ABILITY TO SUCCEED.

     Our performance is substantially dependent on the expertise of Faris Heddo and other key management personnel, and our ability to continue to hire and retain such personnel. There is intense competition for skilled personnel, particularly in the field of software development. The loss of Faris Heddo or any of our key management personnel could have a materially adverse effect on our business, development, financial condition, and operating results. We do not maintain "key person" life insurance on any of our directors or senior executive officers.

WE ARE DEPENDENT ON FRANCHISEES FOR THE SALES OF OUR PRODUCTS AND IF WE ARE NOT SUCCESSFUL IN EXPANDING OUR DISTRIBUTION CHANNELS, OUR ABILITY TO GENERATE REVENUES WILL BE HARMED.

     We have entered into various franchise agreements with respect to the distribution of our products. While we believe that these arrangements will be beneficial, there can be no assurance that we will be able to continue to deliver our products to these franchisees in a timely manner or that they will be able to sell our products in the volumes that we anticipate. Our growth will be dependent on our ability to expand our distribution channels to market, sell and distribute our products. While our strategy is to enter into additional franchise agreements, we may not be able to successfully attract additional franchisees. There can be no assurance that we will be successful in our efforts to generate revenue from these franchisees, nor can there be any assurance that we will be successful in recruiting new franchisees to represent us and our products. Any such failure would result in us having expended significant resources with little or no return on our investment, which would significantly harm our business.

FUTURE  OPERATIONS.

     We currently have seven franchises operating in Quebec, Canada, and wish to expand our operations into the Ontario, Canada and North Eastern United States. Such expansion involves additional business risks such as foreign currency fluctuation, government regulation, liability for foreign taxes and product sales, competition with locally strong competitors, operating losses until critical mass is reached, and delivery and support logistics.

LIMITED  LIABILITY  OF  DIRECTORS,  OFFICERS  AND  OTHERS.

     Our bylaws contain provisions limiting the liability of our officers and directors for all acts, receipts, neglects or defaults of themselves and all of our other officers or directors or for any other loss, damage or expense happening to us which shall happen in the execution of the duties of such officers or directors. Such limitations of liability may reduce the likelihood of derivative litigation against our officers and directors and may discourage or deter our shareholders from suing our officers and directors based upon breaches of their duties, though such an action, if successful, might otherwise benefit our business and our shareholders.

TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

     The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

SINCE OUR SHARES ARE THINLY TRADED AND TRADING ON THE OTC BULLETIN BOARD MAY BE SPORADIC BECAUSE IT IS NOT AN EXCHANGE, STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

     Our common stock is quoted on the OTC Bulletin Board and is thinly traded. In the past, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospectus. In addition, the OTC Bulletin Board is not an exchange and, because trading of the securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange of the NASDAQ system, you may have difficulty reselling any of the shares you purchase from the selling stockholders.

OUR  SHARE  PRICE  IS  EXTREMELY  VOLATILE.

     The trading price of our common shares has been, and in the future is expected to be, volatile and we expect to experience further market fluctuations as a result of a number of factors. These factors include, but are not limited to, current and anticipated results of operations as well as changes in our business, operations or financial results, the timing of sales of common shares by selling shareholders, prospects of general market and economic conditions and other factors.

WE  DO  NOT  EXPECT  TO  DECLARE  OR  PAY  ANY  DIVIDENDS.

     We have neither declared nor paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

INFORMATION  TECHNOLOGY

     We participate in a highly volatile industry that is characterized by intense industry-wide competition. Industry participants confront aggressive pricing practices by competitors, continually changing customer demand patterns and rapid technological developments. The following cautionary statements discuss important factors that could cause actual results to differ materially from the projected results contained in the forward-looking statements in this re-offer prospectus.

WE  NEED  TO  DEVELOP  NEW  PRODUCTS  SUCCESSFULLY.

     The market for computer technology products is generally characterized by rapidly changing technology that can render existing products obsolete and unmarketable. We believe that our current and future success of will depend on our ability to identify, develop, or source and successfully introduce and market, in a timely manner, enhancements to our existing products and new products that respond effectively to technological change. We may not successfully anticipate technological changes or select and develop new and enhanced products on a timely basis. In addition, if were are able to develop or source any products, these products may not gain market acceptance.

RAPID TECHNOLOGICAL CHANGES IN THE COMPUTER SOFTWARE AND HARDWARE INDUSTRY COULD RENDER OUR PRODUCTS NON-COMPETITIVE OR OBSOLETE AND CONSEQUENTLY AFFECT OUR
ABILITY  TO  GENERATE  REVENUES  AND  REMAIN  PROFITABLE.

     The development and sales of our products are exposed to risks as a result of the rapidly changing technology in the computer software and hardware industry. In addition, future advances in the computer software and hardware industry could lead to new technologies or software programs competitive with our products. Those technological advances could also lower the costs of other products that compete with our products, resulting in pricing or performance pressure on our products, which could adversely affect our results of operations.

THE COMPUTER TECHNOLOGY INDUSTRY IS HIGHLY COMPETITIVE AND SOME OF OUR COMPETITORS MAY BE MORE SUCCESSFUL IN ATTRACTING AND RETAINING CUSTOMERS. WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY BECAUSE OUR COMPETITORS ARE MORE
ESTABLISHED  AND  HAVE  GREATER  RESOURCES  THAN  WE  DO.

     We will encounter competition from other hardware and software companies and from an increasingly competitive computer technology industry in general. The growing market has attracted new market participants as well as expansion by established participants resulting in substantial and increasing competition. Many of our present and future competitors in the computer technology market have substantially greater:

-     financial,  marketing,  technical  and  development  resources;

-     name  recognition,  and

-     experience  than  we  do.

     Our competitors may be able to respond more quickly to new or emerging advancements in the computer technology market and to devote greater resources to the development, promotion and sale of their products. We may not be able to successfully compete against current or future competitors which could significantly harm our business.

     In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships amongst themselves or with third parties that could increase their ability to capture a larger portion of the market share for products similar to those we offer. This type of existing and future competition could affect our ability to maintain agreements with current franchisees and to enter into agreements with prospective franchisees. No assurances can be given that we will be able to compete successfully against current and future competitors, and any failure to do so would have a materially adverse effect on our business.

NEW  FORM  FACTORS  INTRODUCE  UNCERTAINTY  INTO  THE  MARKET.

     The increasing reliance on the Internet is creating new dynamics in the computer industry. As businesses and consumers turn to the Internet, speed and connectivity may become more critical than stand-alone power for client devices. Our products will vie for customer acceptance and market share against those of computer companies as well as consumer electronics and telecommunications companies. Hardware products, which are our traditional area of strength, may become less important than service offerings in attracting and retaining customers. In addition, as new form factors are adopted, sales of traditional personal computers may decline.

ACCESS  TO  TECHNOLOGY.

     There can be no assurance that we will continue to have access to existing or new third-party technology for use in our products. If we or our suppliers are unable to obtain licenses necessary to use protected technology in our products on commercially reasonable terms, we may be forced to market products without certain desirable technological features. We could also incur substantial costs to redesign our products around other parties' protected technology or to defend patent or copyright infringement actions against us.

WE  MAY  ENCOUNTER  SOFTWARE  DEFECTS  OR  DELAYS  IN  PRODUCT  DEVELOPMENT.

     Our software may contain undetected errors or we may experience unanticipated delays in the development of software. Despite testing by potential customers and by our employees, it is possible that our software may nevertheless contain errors, and this could have an adverse effect on our business.

PRODUCT  CYCLES.

     Short product life cycles resulting from rapid changes in technology and consumer preferences and declining product prices characterize the PC industry. Our internal engineering personnel work closely with PC component suppliers and other technology developers to evaluate the latest developments in PC-related technology. However, we may not have access to or the right to use new technology or may be unable to incorporate such new technology in our products or features in a timely manner. The increasing reliance on the Internet creates new dynamics in the computer industry, causing an emphasis on speed and connectivity rather than stand-alone computing power. As a new generation of Internet devices is introduced, sales of traditional desktop and other personal computers may decline and our products will be subject to competition from consumer electronics companies, telecommunications companies and other major consumer competitors.

SUPPLIERS.

     We require a high volume of quality components for the manufacture of our products, substantially all of which we obtain from outside suppliers.

While we attempt to have multiple suppliers for such components, in some circumstances we maintain single-source supplier relationships. Failures of suppliers to meet component delivery schedules have occasionally disrupted our normal production schedules, and we may continue to experience production disruptions. Reliance on third party suppliers also subjects us to the risks of a shortage of components, the possibility of defective parts produced by others, and increases in component costs (which can adversely affect our profitability).

COMPONENT  SHORTAGES  COULD  CURTAIL  PRODUCTION.

     From time to time, supply for key components in our products lags behind worldwide demand. In the event that supply of a key material component is delayed or curtailed, our ability to supply the related product in desired quantities and in a timely manner could be adversely affected. We attempt to mitigate the risks of component shortages by working closely with key suppliers on product plans, co-ordinated product introductions, purchases on the spot market and selected strategic purchases.

PROTECTION  OF  TRADENAMES  AND  DOMAIN  NAMES  AGAINST  ALL  INFRINGERS.

     We currently hold the Internet domain name "businessway.com". Domain names generally are regulated by Internet regulatory bodies and are subject to change and may be superseded, in some cases, by the laws, rules and regulations governing the registration of tradenames and trademarks with the United States Patent and Trademark Office and certain other common law rights. In the event that the domain registrars are changed, new ones are created or we are deemed to be infringing upon another's tradename or trademark, it could be unable to prevent third parties from acquiring or using our domain name which could adversely affect our brand name and other proprietary rights.

WE  FACE  RISKS  ASSOCIATED  WITH  INTELLECTUAL  PROPERTY  RIGHTS.

     We rely on a combination of patent, copyright, trademark and trade secret laws, and contractual provisions to protect our proprietary rights in our products and services. A third party may copy or otherwise obtain and use its products or technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain foreign countries.

     None of our software programs are protected by any patents. We do treat our software programs and their associated technology as proprietary. Despite our precautions taken to protect our software programs, unauthorized parties may attempt to reverse engineer, copy or obtain and use our software programs, which could adversely effect our results of operations. No material claims are currently pending regarding the infringement of the proprietary rights of third parties by our products, trademarks, or other proprietary rights. However, we may, in the future, receive communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, we might be required to discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology, or obtain licenses to infringing technology. We may be unable to obtain a license for the disputed third-party technology on reasonable commercial terms or at all. If someone asserts a successful claim against us and we are unable to develop or license a substitute technology, our business would suffer.

E-COMMERCE

     We have developed our e-commerce business in part through investment in existing companies and the continued expansion of the BusinessWay Website, through which our branded products are available. E-commerce is still a relatively new and emerging distribution channel whose success is dependent on a variety of factors, including its continued acceptance by consumers. Our success utilizing e-commerce depends on such factors as the satisfactory performance, reliability and availability of the BusinessWay Website; the reliability and efficiency of our computer and communications hardware systems; our ability to compete with a growing number of rival e-commerce sites; our ability to evolve, update and improve our services and offerings in response to changing demands;

and the consumer demand for our products. Expansion in this area has required investment in start-up activities and initial operating losses in this portion of our business.

WE  RELY  UPON  TECHNOLOGY  AND  COMPUTER  SYSTEMS.

     We anticipate that it will be necessary to continue to invest in and develop new and enhanced technology on a timely basis to maintain our competitiveness. Significant capital expenditures may be required to keep our technology up to date. Investments in technology and future investments in upgrades and enhancements to software for such technology may not necessarily ensure our competitiveness. Our future success will also depend in part on our ability to anticipate and develop information technology solutions which keep pace with evolving industry standards and changing client demands.

WE  OPERATE  IN  AN  ENVIRONMENT  THAT  FACES  RAPID  TECHNOLOGICAL  CHANGE.

     Our future success will depend in large part upon our ability to keep pace with technology. Rapid changes have occurred, and are likely to continue to occur. There can be no assurance that our development efforts will not be rendered obsolete by research efforts and technological advances made by others. The market for information technology services is characterized by rapid technological advances, frequent new product introductions and enhancements, and changes in customer requirements. Although we believe that our e-commerce business plan is sufficient for the present, we believe that our future success will depend in large part on our ability to service new products, platforms and rapidly changing technology. These factors will require that we provide adequately trained personnel to address the increasingly sophisticated, complex and evolving needs of our customers. Our ability to capitalize on future acquisitions of businesses which either manufacture computers and related products or operate within the e-commerce industry will depend on our ability to:
(i) enhance our hardware and software, and successfully integrate same into our technical product support services;
(ii) adapt our software to new hardware
and  operating  system requirements; and
(iii) develop new hardware and software
products in an industry characterized by increasingly rapid product and technological obsolescence. Any failure by us to anticipate or respond rapidly to technological advances, new products and enhancements or changes in customer requirements, could have a materially adverse effect on our business.




ITEM  2.  PROPERTIES

     BusinessWay's principal facilities as of July 31, 2001, are listed below. All of the principal facilities are leased. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service, and administration.

                                                                    APPROX.
LOCATION                                  PRINCIPAL USE            FLOOR AREA
----------------------------------  -----------------------------  ----------
                                                                   (SQ. FEET)
117 Gun Avenue,                     Corporate Headquarters,          4,800
Pointe-Claire, Quebec               Administration, Research &
                                    Development, Sales and Marketing

1400 Sauve West, Suite 1488,        Corporate Retail Sales Store     1,185
Montreal, Quebec                    (BusinessWay Group Inc.)

100 Rue Brien,                      Corporate Retail Sales Store       500
Repentigny, Quebec                  (BusinessWay Group Inc.)

ITEM  3.  LEGAL  PROCEEDINGS

     From time to time, BusinessWay may be involved in litigation relating to claims arising out of its ordinary course of business. BusinessWay is not presently involved in any material litigation. BusinessWay is not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against BusinessWay. No director, executive officer or affiliate of BusinessWay or owner of record or beneficially of more than five percent of the BusinessWay's common stock is a party adverse to BusinessWay or has a material interest adverse to BusinessWay in any proceeding.



ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Not  applicable.
                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

Market  Information
-------------------

     The Company's common shares trade in the United States on the National Association of Securities Dealers Over-the-Counter Bulletin Board (the "OTC Bulletin Board") with the symbol "GBCR" and CUSIP# 37937Q-10-2 until February 7, 2001. From February 8, 2001 BusinessWay's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") Over-The-Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "BITL," and CUSIP# 12329Y-10-4 . (1)
     The table set forth below lists the high and low bid prices on the OTC Bulletin Board for the Company's common shares since October 31, 1999(1). The closing price on October 31, 2001 was $0.04.

               FISCAL YEAR 2001
               QUARTER ENDED:
                                                HIGH    LOW
                                                ------  ------
               October 31, 2000                 $0.563  $0.438
               January 31, 2001                 $0.205  $  0.2
               April 30, 2001                   $ 0.07  $ 0.07
               July 31, 2001                    $0.025  $0.022

               FISCAL YEAR 2000
               QUARTER ENDED:

               October 31, 1999                 $0.813  $0.625
               January 31, 2000                 $ 0.50  $0.281
               April 31, 2000                   $0.813  $0.813
               July 31, 2000                    $0.656  $0.563


(1) The Company's common shares commenced trading on December 9, 1998. The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. No assurance can be given that any market for BusinessWay's common stock will be maintained.

The Company's common shares are issued in registered form. Interwest Transfer Co. Inc. (Suite 100, 1981 East 4800 South, Salt Lake City, Utah 84117) is the registrar and transfer agent for the common shares.

HOLDERS
-------

     As of July 31, 2001, there were 25,484,672 shares of Common Stock outstanding, held of record by approximately 100 stockholders and 33,170,995 Class A Special Voting Share.

DIVIDENDS
---------

     BusinessWay has never declared or paid any cash dividends on its capital stock. BusinessWay's present policy is to retain all available funds and any future earnings to finance the operation and expansion of its business, and no change in the policy is currently anticipated. There are no material restrictions limiting, or that are likely to limit, BusinessWay's ability to pay dividends on its common stock.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

     In the past fiscal year ended July 31, 2001, the Company has sold the following common shares without registering such common shares under the Securities Act of 1933:

     On October, 2000, the Company sold to 9081-5143 Quebec Inc. a total of 201,545 common shares for total cash consideration of $100,772.50 relying on Rule 506 of Regulation S under the Securities Act of 1933, as applicable. This private placement of shares issued to 9081-5143 Quebec Inc. were issued at a price of $0.50 per common share, which was based on the ten day average trading price (for the ten days proceeding the sale) of the stock at that time.

     On October, 2000, the Company sold to 9093-5750 Quebec Inc. a total of 221,000 common shares for total cash consideration of $110,500 relying on Rule 506 of Regulation S under the Securities Act of 1933, as applicable. This private placement of shares issued to 9093-5750 Quebec Inc. were issued at a price of $0.50 per common share, which was based on the ten day average trading price (for the ten days proceeding the sale) of the stock at that time.

     On December 7, 2000, the Company issued to Jimmy Foussekis , Harvey Lalach and John Heddo each 650,000 common shares pursuant to an employment agreement between the Company and Mr. Jimmy Foussekis, Mr. Harvey Lalach and Mr. John Heddo dated December 7, 2000. The shares were issued to Mr. Jimmy Foussekis, Mr. Harvey Lalach and Mr. John Heddo relying on Regulation S under the Securities Act of 1933, as applicable (incorporated by reference in Part III of this Form 10-KSB).


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS
REVENUES
Sales for the year July 31, 2001 were lower than for the corresponding year due to the decrease in the Personal Computer industry sales this year. The Company had decreased in sales in part due to a general sales downturn in the computer industry. Revenues resulted from sales of computers and accessories to retail outlets that carry the BusinessWay franchise. The company anticipates that its future sales will increase to previous year's level as a result of additional outlets openings contemplated and other factors.

COST OF SALES
Cost of sales as a percentage of sales decreased from 84.2% to 82.7% for the corresponding prior year. Cost of sales are primarily dependent on the market conditions for and availability of components for the computers and accessories sold by the Company. The Company anticipates that the increasing volume of sales resulting from additional BusinessWay franchises will allow it to obtain greater volume discounts and achieve other economies of scale and thereby reduce the percentage cost of sales in the future.

OPERATING EXPENSES
Operating expenses were impacted by a number of significant changes in expense items. Amortization expense increased to $90,643 as a result the purchase of computer equipment during the period to meet the Company's office and administrative needs and amortization of master franchiser rights acquired . Professional expenses, which were $22,090 for fiscal 2000, increased to $155,627 during the current year as result of legal and accounting fees incurred in connection with the acquisition of BusinessWay Computer Centres Inc. and Cor-Bit Peripherals Inc. by the Company, and as a result of the costs of being a public company related to compliance with U.S. federal securities law filings and disclosure.

NET INCOME
Primarily as a result of the foregoing factors, the Company's net loss increased to $297,860 during the year.

LIQUIDITY AND CAPITAL RESOURCES
The Company has increased its accounts receivable since the beginning of the fiscal year from $548,003 to $661,597. The Company has obtained a line of credit facility with a banking institution in Canada enabling it to borrow up to $231,000 based on accounts receivable and inventory provided as security to the bank. At July 31, 2001, the Company was using the credit for an amount of $251,447. Total current assets have increased from $764,078 to $795,117, and the ratio of its current assets to current liabilities has decreased from 1.3 to 1 to 1.01 to 1.

In order for the Company to pursue and achieve its objective for its expansion of its BusinessWay franchise operations, as well as opening new retail outlets and franchise members, the Company anticipates that it will need to raise approximately $350,000 of additional capital during the next twelve month period, as well , the Company needs to raise new capital in the order of $300,000 within the next six months to be able to fund its Research and Development and launch it's new medical business-to-business (B2B) web application portal. The Company will primarily seek these additional funds through private sales of its stock or through institutional borrowing or through new venture capital. However, there can be no assurance that additional capital of institutional lending will be available when needed or available on terms that will be favorable to the Company.


ITEM 7. FINANCIAL STATEMENTS
The Company's consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The consolidated financial statements are attached hereto and found immediately following the text of this Annual Report. The Auditor's Report of Robert M Lawand, Chartered Accountant, for the audited consolidated financial statements for the fiscal year ended July 31,2001 is included herein immediately preceding the audited consolidated financial statements. Audited Consolidated Financial Statements and Financial Statement Schedules by Robert M Lawand C.A

                         BUSINESSWAY INTERNATIONAL CORP.
                              FINANCIAL STATEMENTS
                               AS AT JULY 31, 2001



AUDITOR'S REPORT


FINANCIAL STATEMENTS

     Balance Sheet

     Statement of Operations

     Statement of Cash Flows

     Statement of Stockholders Equity

     Notes to Financial Statements

AUDITOR'S  REPORT
Stockholders  and  Board  of  Directors
BusinessWay  International  Corp.




I have audited the accompanying balance sheet of BusinessWay International Corp. as of July 31, 2001, and the statements of income, retained earnings and cash flows for the two years then ended. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.
I conducted my audit in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.
In my opinion, these financial statements referred to above present fairly, in all material respects, the consolidated financial position of BusinessWay International Corp. as of July 31, 2001 and 2000, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles in the United States.


Montreal,  Quebec                      /s/  ROBERT  M.  LAWAND
October  31,  2001                     CHARTERED  ACCOUNTANT

                     BUSINESSWAY INTERNATIONAL CORP.
                             BALANCE SHEET
                          AS AT JULY 31, 2001

                              ASSETS


                                       2001        2000

CURRENT
Accounts receivable                 $  661,597   $548,003
Inventory                              130,134    209,030
Prepaid expenses                         3,386      7,045


TOTAL CURRENT                          795,117    764,078

DEFERRED INCOME TAXES                      209        214

CAPITAL ASSETS                         552,564     56,153
                                    -----------  --------


TOTAL ASSETS                        $1,347,890   $820,445
                                    -----------  --------

                         LIABILITIES
CURRENT

Bank indebtedness                   $  251,447   $ 49,725
Accounts payable                       422,979    461,311
Income taxes payable                         0      4,876
Current portion of long term debt        1,863      7,625
Advance from a director                 55,307     63,902
                                    -----------  --------

TOTAL CURRENT                          731,596    587,439

LONG TERM DEBT                               0      1,975

DUE TO SHAREHOLDER                           0    116,492
                                    -----------  --------

TOTAL LIABILITIES                      731,596    705,906


                      SHAREHOLDER'S EQUITY

SHARE CAPITAL                           42,386         14
ADDITIONAL PAID-IN CAPITAL             749,779          0
RETAINED EARNINGS (DEFICIT)           (175,871)   114,525

TOTAL EQUITY                           616,294    114,539
                                    -----------  --------

TOTAL LIABILITIES & EQUITY          $1,347,890   $961,612
                                    ===========  ========

ON BEHALF OF THE BOARD:
/s/ Fabrice Zambito, Director
/s/ Michele Scott, Director

                        BUSINESSWAY INTERNATIONAL CORP.
                    STATEMENT OF INCOME AND RETAINED EARNINGS
                        FOR THE YEAR ENDED JULY 31, 2001


                                                     2001         2000
SALES                                            $  2,309352   $ 2,956,012



COST OF SALES                                      1,910,076     2,481,834
                                                 ------------  ------------


GROSS PROFIT                                         399,276       474,178



EXPENSES

SELLING                                              315,541       320,925
ADMINISTRATIVE                                       343,531       125,051
FINANCIAL                                             38,064        19,460

TOTAL EXPENSES                                       697,136       465,436



NET INCOME BEFORE INCOME TAX                        (297,860)        8,742

PROVISION FOR INCOME TAXES
  CURRENT                                                  0         2,821
  DEFERRED                                                 0        (1,619)
                                                 ------------  ------------
                                                           0         1,202
                                                               ------------
NET INCOME(LOSS)                                 $  (297,860)  $     7,540





NET INCOME (LOSS) PER SHARE -BASIC AND DILUTED   $   ( 0.005)  $     0.001

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     58,655,667    16,283,122

See accompanying notes to financial statements.

                         BUSINESSWAY INTERNATIONAL CORP.
                        CONSOLIDATED CASH FLOWS STATEMENT
                        FOR THE YEAR ENDED JULY 31, 2001



                                                    YEAR ENDED    YEAR ENDED
                                                    JULY   31,     JULY 31,
                                                       2001          2000

CASH PROVIDED BY ( USED IN ) OPERATING ACTIVITIES
     Net income ( loss)                              ($297,860)  $     7,540
     Items not requiring cash outlay
        Amortization                                   109,317        18,674

       Sub-total                                      (188,543)       26,214

Changes in non-cash working capital items
       Accounts receivable                            (113,594)      (21,179)
       Inventory                                        78,896        55,200
       Prepaid Expenses                                  3,659         1,050
       Accounts Payable and accruals                   (38,332)       18,500
       Income Taxes Payable                             (4,876)        1,950
       Translation adjustment                            1,887             0

       Funds generated  from operations               (260,903)       81,735

CASH PROVIDED BY  ( USED IN ) FINANCING

       Advance from a director                          (8,595)            0
       Share capital                                    42,372             0
       Additional paid-in capital                      749,779             0
       Increase( decrease) long term debt               (1,975)       (7,550)
       Due to shareholders                            (116,492)        3,500

       Funds generated  from financing                 665,089        (4,050)

CASH PROVIDED BY  ( USED IN ) INVESTMENTS

       Acquisition of capital assets                  (605,728)      (22,500)

       FUNDS (USED IN)GENERATED FROM INVESTMENTS      (605,728)      (22,500)

NET CHANGE FOR THE YEAR                              ($201,722)  $    55,185

CASH (DEFICIENCY) BEGINNING OF YEAR                   ($49,725)    ($104,910)
                                                    -----------  ------------
CASH END OF YEAR                                     ($251,447)     ($49,725)
                                                    ===========  ============

See accompanying notes to financial statements.

                                     BUSINESSWAY INTERNATIONAL CORP
                        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    FOR THE YEAR ENDED JULY 31, 2001


                                                                 Additional  Other          Retained     Total
                                              Common Stock       Paid In     Comprehensive  Earnings     Stockholders'
                                              Shares Amount      Capital     Income         (Deficit)    Equity

Balance , July 31, 2000                 16,283,122   $      14   $      0            ($14)  $  114,539   $114,539


Common stock issued for acquisition
of Cor-Bit Peripherals Inc. and
BusinessWay Computer Center Inc.        40,000,000      40,000    628,896                                 668,896

Share  issue expenses                                             (66,890)                                (66,890)

Proceeds of private placement              422,545         422    189,723                                 190,145

Shares  issued for services              1,950,000       1,950     (1,950)

Translation adjustment                                              7,464                                   7,464

Net Loss for the year                                                                         (297,860)  (297,860)


Balance , July  31, 2001                58,655,667   $  42,386   $745,779   $          7,450  ($183,321)  $616,294

See  accompanying  notes  to  financial  statements.

                         BUSINESSWAY INTERNATIONAL CORP
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                              AS AT JULY  31, 2001

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
These financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States. The significant accounting principles are as follows:
(a) Consolidated financial statements and basis of presentation: The consolidated financial statements include the accounts of BusinessWay International Corp. and the accounts of Cor-bit Peripherals Inc. ,Le Groupe BusinessWay Inc. , BusinessWay Computer Center Inc. , 3739007 Canada Ltd. and 3423336 Canada Ltd.( inactive). All inter-company transactions and balances have been eliminated.
(b) Cash and cash equivalents: The Corporation considers all investments that are highly liquid with an original maturity of three months or less and readily convertible into cash to be cash equivalents.
(c) Property and equipment: Property and equipment are stated at cost. Depreciation is provided using the following method s
         Furniture and equipment         20 % declining balance method
         Computer equipment              30%  declining balance method
         Leasehold improvements          20% declining balance method
         Master Franchise Development  straight line over five years
         The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be fully recoverable.

(c) Research and development expenditures: Research and development expenditures, if any, are expensed as incurred.
(d) Foreign exchange: Foreign denominated assets and liabilities of the foreign subsidiary are translated at the rate of exchange prevailing at the balance sheet date whereas its revenues and expenses are translated at the monthly average exchange rate prevailing during the period. Translation adjustments that result from translating foreign currency financial statements are included in a separate component of stockholders' equity. Other foreign exchange gains and losses are included in the determination of net earnings.
(e) Income taxes: The Corporation uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that realization of such benefits is more likely than not. To the extent that management does not consider their realizability to be more likely than not, a valuation allowance is provided for the difference. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
(f) Comprehensive income: Effective January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and its components.
(g) Stock issued to employees: The Corporation applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion no. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for stock option agreements. As such, compensation expense would be recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price.
(h)  Impairment of long-lived assets and long-lived assets to be disposed of:
     The Corporation accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                         BUSINESSWAY INTERNATIONAL CORP
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                              AS AT JULY  31, 2001
Continued Note 1.

(i) Net loss per share: Net loss per share is computed using the weighted average number of shares outstanding during the period. The fully diluted loss per share has not been disclosed because the effect of common shares issue-able upon the exercise of options and warrants is anti-dilutive.
(j) Dividends: The Corporation has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.
(k) Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
(l) Warranty repair expenses are immaterial and no reserve for warranty repairs has been established.

2.  ORGANIZATION  AND  BUSINESS  ACTIVITIES
  The Company was organized on October 30, 1980, under the laws of the state of Florida as C.N.W. Corp. On February 1, 1981, the Company issued 1,000 shares of its $1 par value common stock for services of $1,000. The Company did not have any activity before 1998 and, accordingly, commencement of its development stage is considered to be at the beginning of 1998.
  On July 21, 1998, the Company increased its capitalization from 1,000 common shares to 50,000,000 common shares. The par value was changed from $1 to $0.001. On July 21, 1998, the Company changed its name to C.N.W. of Orlando Ltd., and on December 28, 1998 it changed its name to GlobalNetCare Inc.
  On February 3, 1998, the Company incorporated its wholly-owned subsidiary, 3423336 Canada Ltd., a Canadian company, to develop a medical Website. However, the anticipated plans and operations of the Company for its medical Website have not and will not be achieved or pursued further. Due to its inability to generate sufficient revenues from these operations, the Company has decided to pursue a different line of business. The Corporation continues to operate the medical Website on a scaled down basis.
  With the completion of the acquisition of Cor-bit Peripherals Inc. and BusinessWay Computer Center Inc. on September 12, 2000 (the "Acquisition"), the Company is no longer considered a development stage enterprise since Cor-bit Peripherals Inc. has an income stream that has been established for many years.
  Under the terms of a Share Exchange Agreement signed September 12, 2000 (the "Exchange Agreement"), the Company incorporated another wholly-owned subsidiary, 3739007 Canada Ltd., for the purpose of acquiring Cor-Bit Peripherals Inc. and BusinessWay Computer Center Inc. Under the Exchange Agreement, the Company acquired the shares of Cor-Bit Peripherals Inc. and BusinessWay Computer Center Inc. in exchange for 40,000,000 convertible Preferred Shares (the "Preferred Shares") of 3739007 Canada Ltd. (which are exchangeable for the same number of shares of the Company's common stock) and 37,923,891 Class A Special Voting Shares in the capital of the Company (the "Special Voting Shares"). The Special Voting Shares, which have no right to dividends and will be outstanding only until the Preferred Shares are exchanged, were issued to the principal owners of the acquired companies.
  Subsequently, Cor-Bit Peripherals Inc., a wholly-owned subsidiary of BusinessWay International Corp., acquired for $1.00, all of the outstanding voting shares of Le Groupe BusinessWay Inc., which owns master franchiser rights for future sale of franchises bearing the name BusinessWay.

                         BUSINESSWAY INTERNATIONAL CORP
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                              AS AT JULY 31, 2001

3. PROPERTY AND EQUIPMENT:

                                    ACCUMLATED     NET BOOK VALUE
                           COST    AMORTIZATION    2001       2000


Leasehold improvements     40,930        11,510    29,420    13,493
Computer                  116,676        41,887    74,789    27,757
Furniture and fixtures     32,316        14,892    17,424    14,903
Master franchiser rights  506,866        75,934   430,932         0

                          696,787       144,223   552,564    56,153


4. SHARE CAPITAL:                                   2001          2000

Authorized: 300,000,000 common shares,
 par value of US$0.001 per share


 Issued and outstanding:
58,655,667 common shares (2000 - 16,283122)      $ 42,386        $   14

(a) Issue of shares: As indicated in note 1, the Corporation effected a thousand-for-one split of its common stock during 1998. In addition, the par value of the Corporation's common stock was changed from $1.00 to $0.001 per share and authorized shares of common stock were increased from 1,000 to 50,000,000 shares. In 1999, the Corporation issued 197,471 common shares for a cash consideration of $536,000. In addition, 24,908 common shares were issued as share issuance costs for an amount of $64,761. The Corporation also issued 1,500,000 common shares to employees and subcontractors for services rendered and license fees totaling $1,205,675.
(b)  Stock options:
     (i) Options granted: The Corporation granted options to employees . In the opinion of management, certain options were cancelled in accordance with termination clauses of such agreements. Changes in and certain service outstanding options were as follows:

                                                                  Exercise price
                                                         Number   per share

Options outstanding, August 1 ,2000                          -                -

 Granted. . . . . . . . . . . . . .                  2,200,000    $        0.50

 Options outstanding, July 31,2001                   2,200,000

Options granted have to be exercised over a period not exceeding fifteen years. At July 31, 2001, 2,200,000 outstanding options are exercisable


     (ii) Stock-based compensation: Stock-Based Compensation
          The  Company  applies  APB  Opinion  25 and related interpretations in

                         BUSINESSWAY INTERNATIONAL CORP
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                              AS AT JULY  31, 2001

Continued Note 4.

          accounting for its Stock Incentive Plan. Under APB 25, when the exercise price of employee stock options equals or is greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     (ii) Warrants: In connection with issuance of shares, the Corporation has not issued any warrants.

5.   COMMITMENTS:
(a) The Corporation leases its office and retail space under a leases expiring up to 2003. At December 31, 1999, future minimum rental payments required under the terms of the operating lease that have initial or remaining terms in excess of one year are as follows:
             2002     $  20,883
             2003     $   7,219

6.   INCOME  TAXES:

        Losses carry forward available for the Canadian operations amount to :
           $   29,000               expire in 2005
           $1,361,000               expire in 2006
           $  205,000               expire in 2007

        Losses carry forward available for the US operations amount to:
               32,000               expire in 2018

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

                                     Carrying Fair  Carrying   Fair
                                      Amount value   amount   value
     Financial assets:
 Cash and cash equivalents            $    -     -   $     -  $   -

                         BUSINESSWAY INTERNATIONAL CORP
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                              AS AT JULY  31, 2001

Continued Note 7.

      Accounts  receivable               661,597  661,597     548,003   548003

      Financial liabilities:
      Bank indebtedness                  251,447  251,447      49,725   49,725
      Accounts payable.                  422,979  422,979     461,311  461,311
      Other current liabilities   .        1,863    1,863      76,403   76,403
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

     8. CONTINGENCY: The Corporation is not a party to any pending action for damages of a material amount.

     9.   RELATED PARTY TRANSACTIONS:
               During 2001, the Corporation acquired the all the outstanding common voting shares of the company Le Groupe BusinessWay from a director for a total sum $1. This company had the franchiser rights for the BusinessWay retail chain.
               During the year, the Company repaid a former director advances owing amounting to $63,902.
               Since October 2000, Faris Heddo, majority shareholder and director advanced to the company $55,307 which were non-interest bearing and repayable in the next year.

     10.  SUBSEQUENT EVENTS:
               There were no material events subsequent to the year ending July 31,2001

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On February 22, 2000, the Company engaged KPMG LLP, Chartered Accountants, to prepare the audited consolidated financial statements for the fiscal year ended December 31, 1999. Prior to engaging KPMG LLP, the Company did not consult KPMG LLP regarding the application of accounting principles to any specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements. There were no disagreements with the Company's former auditor, Councilor, Buchanan & Mitchell, P.C., Certified Public Accountants, regarding any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, or any other matter.
     On November 17, 2000, the Registrant terminated KPMG LLP as its independent accountant. KPMG's reports on the Registrant's financial statements did not contain, for either of the past two years, an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, auditing scope or accounting principles.
     The decision to change accountants was considered and approved by the Board of Directors of the Registrant on November 17, 2000. In connection with their audits for the years 1998 and 1999 and through November 17, 2000, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused them to make reference to the subject matter of the disagreement(s) in connection with its reports on the financial statements for those years.
     On November 17, 2000, Robert M. Lawand, C.A. was engaged as the new independent accountant for the Registrant to be the principal accountant to audit the Registrant's financial statements. During the years 1998 and 1999 and through November 17, 2000, the Registrant has not consulted with Robert M. Lawand, C.A. on
     (1) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant's financial statements and either written or oral advice was provided that was an important factor in reaching a decision as to the accounting, auditing or financial reporting issue; or
     (2) any disagreements with KPMG LLP, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to KPMG LLP's satisfaction would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table and text sets forth the names and ages of all directors, executive officers and significant employees of the Company as of October 31, 2001. All of the directors serve until the next Annual
General Meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Subject to any applicable employment agreement, executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of shareholders. Also provided is a brief description of the business experience of each director, executive officer and significant employee during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Directors, executive officers and other significant employees:

                    POSITION HELD                   DATE FIRST ELECTED OR
NAME                WITH THE COMPANY           AGE  APPOINTED
------------------  -------------------------  ---  ---------------------
Fabrice Zambito     Director, Chairman          31  December 10, 2000
------------------  -------------------------  ---  ---------------------
Faris Heddo         CEO, President, Director    39  September 12, 2000
------------------  -------------------------  ---  ---------------------
Michele Scott       Director, Secretary         36  September 12, 2000
------------------  -------------------------  ---  ---------------------
Yoland Dumas        Director                    39  December 10, 2000
==================  =========================  ===  =====================

The backgrounds and experience of the Company's directors, executive officers and other significant employees are as follows:

Fabrice Zambito

Mr. Fabrice Zambito is Vice President of Computer Associates Canada, the world's leading business software company. After receiving a B.A.A. from Universite du
Quebec   Montreal, Mr. Zambito as held several sales and management positions with leading edge companies such as Canon Canada and Parametric Technology's, where he was instrumental in concluding several multi-million dollars transactions.

Faris Heddo

Mr. Faris Heddo is the founder of BusinessWay Computer Centres in 1988. Mr. Heddo is one of the principal shareholders of BusinessWay International Corporation.

Michele Scott

Ms. Michele Scott is the founder of Cor-Bit Peripherals Inc. in 1987. Ms. Scott is one of the principal shareholders of BusinessWay International Corporation.

Yoland Dumas

Mr. Yoland Dumas is a portfolio fund manager and appointed representative of FONDACTION CSN
Pour La Cooperation et L'Emploi in Quebec. The FondAction is one of BusinessWay's major shareholder.

FAMILY RELATIONSHIP
-------------------

     With the exception that Faris Heddo and Michele Scott are husband and wife, there are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

There are no arrangements or understandings between any two or more directors or executive officers, pursuant to which he/she was selected to be a director or executive officer.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
----------------------------------------

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

     To the knowledge of management, required reports under Section 16(a) of the 1934 Act have been timely filed by the directors, executive officers and "affiliates" of the Company.

ITEM  10.  EXECUTIVE  COMPENSATION

     The Company's chief executive officer received an annual salary of CDN$40,000 from Cor-Bit Peripherals Inc. (a wholly-owned subsidiary of BusinessWay International Corporation) and he did not receive any other compensation during the fiscal years ended July 31, 2001.


OPTIONS / SAR GRANTS
--------------------

The Company did not grant any options during the fiscal years ended 2001, nor were there any freestanding Stock Appreciation Rights.

On September 13, 2000, the directors of the Company adopted the Company's Non-Qualified Stock Option Plan, pursuant to which the Plan Administrator is authorized to grant up to a total of 2,500,000 common shares.

Reference is made to the information under the heading "SHARE EXCHANGE AGREEMENT
- BUSINESSWAY COMPUTER CENTRE, INC. AND COR-BIT PERIPHERALS, INC." appearing under "Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" appearing in the Form 10-QSB of GlobalNetCare for the period ended June 30, 2000, as filed with the Securities and Exchange Commission (the "Acquisition Information"), and the Acquisition Information is hereby incorporated by reference. Under the terms of the Acquisition, GlobalNetCare has agreed to issue options to Faris Heddo to purchase 600,000 Common Shares of GlobalNetCare ("Shares") at $.50 per share and to purchase 500,000 Shares at $1.00 per share (collectively, the "Heddo Option Rights") as consideration for his agreement to serve as President, Chief Executive Officer, and a Director of GlobalNetCare. Pursuant to the Heddo Option Rights, on September 12, 2000, GlobalNetCare authorized the issuance of options to Mr. Heddo to purchase 100,000 Shares at $.50 per share. Under the terms of the Acquisition, GlobalNetCare has agreed to issue options to Michele Scott to purchase 600,000 Common Shares of GlobalNetCare ("Shares") at $.50 per share and 500,000 Shares at $1.00 per share (collectively, the "Scott Option Rights") as consideration for her agreement to serve as Chief Financial Officer, Vice President, Secretary and a Director of GlobalNetCare. Pursuant to the Scott Option Rights, on September 12, 2000, GlobalNetCare authorized the issuance of options to Ms. Scott to purchase 150,0000 Shares at $.50 per share

There were no exercises of stock options or freestanding Stock Appreciation Rights during the fiscal year ended July 31, 2001 by any of the Company's officers or directors.

The  Company  does  not  have  a  Long-Term  Incentive  Plan.


BONUSES AND DEFERRED COMPENSATION
---------------------------------

     None

COMPENSATION PURSUANT TO PLANS
------------------------------

     None

PENSION TABLE
-------------

     None

OTHER COMPENSATION
------------------

     None

COMPENSATION OF DIRECTORS
-------------------------

     All Directors of BusinessWay did not receive any compensation for serving on the Board of Directors of the Company.

EMPLOYMENT CONTRACTS
--------------------

     BusinessWay has entered into Employment Agreements with Harvey Lalach, Jimmy Foussekis and John Heddo for the purposes of future business development. The Employment Agreements prohibit these persons from engaging in or advising, either directly or indirectly, any other business which is substantially competitive with any business then actively conducted. The Employment Agreements provide that BusinessWay will have the right to terminate any of these individual's employment, and that any executive will have the right at any time to terminate his employment with BusinessWay under the Employment Agreements. BusinessWay will provide an executive with the following benefits in the event of termination by BusinessWay other than for cause (as defined in the Employment Agreements) or by the executive for good reason (as defined in the Employment Agreements).

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS.

     Except as indicated above, there are no employment contracts, compensatory plans or arrangements, including payments to be received from BusinessWay, with respect to any director or executive officer of BusinessWay which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with BusinessWay or its subsidiaries, any change in control of BusinessWay, or a change in the person's responsibilities following a change in control of BusinessWay.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

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

Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated. As of October 31, 2001, the Company had a total of 52,655,667 common shares ($0.001 par value per common share) issued and outstanding.

As of October 31, 2001, no person known to the Company was the beneficial owner of more than five percent (5%) of the outstanding common shares of the Company except the following:

NAME  AND  ADDRESS                AMOUNT AND NATURE  OF       PERCENTAGE
OF BENEFICIAL OWNER               BENEFICIAL  OWNERSHIP     OF  CLASS  (1)

Fabrice  Zambito
117  Gun  Avenue,
Pointe-Claire,  Quebec H9R 3X2  3,500,000   common shares             5.8%
==========================================================================
Faris  Heddo
117  Gun  Avenue,
Pointe-Claire, Quebec H9R 3X2   15,947,559  common shares            26.2%
==========================================================================
Michelle  Scott
117  Gun  Avenue,
Pointe-Claire, Quebec H9R 3X2   12,688,315  common  shares           20.8%
==========================================================================
FONDACTION  CSN
Pour  La  Cooperation et L'Emploi
2100 Boulevard de Maisonneuve est,
Montreal,  Quebec,  H2K  4S1     6,000,000  convertible               9.9%
                                 Class A Special Voting Shares
==========================================================================

(1) Based on 52,655,667 common shares, 6,000,000 Class A Special Voting Shares and 2,200,000 Options (for a total of 60,855,667) outstanding as of October 31, 2001.

The following table lists, as of October 31, 2001, the number of common shares beneficially owned, and the percentage of the Company's common shares so owned, by each director and by all directors and executive officers as a group.

                           AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER   BENEFICIAL OWNERSHIP   PERCENTAGE OF CLASS(1)
========================   ====================   ======================
Fabrice  Zambito                     3,500,000              5.8%
Faris  Heddo                        15,947,559              26.2%
Michele  Scott                      12,688,315              20.8%
------------------------------------------------------------------------
Directors and Officer as a group    32,135,874              52.8%
========================================================================

(1) Based on 52,655,667 common shares, 6,000,000 Class A Special Voting Shares and 2,200,000 Options (for a total of 60,855,667) outstanding as of October 31, 2001 and, as to a specific person, shares that can be issued pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

CHANGES  IN  CONTROL
--------------------

     The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Other than as disclosed above, there have been no transactions, or proposed transactions, which have materially affected osr will materially affect the Company in which any director, executive officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

REPORTS  ON  FORM  8-K
----------------------

NO 8-K CURRENT REPORTS WERE FILED BY THE COMPANY DURING THE LAST QUARTER OF THE YEAR ENDED JULY 31, 2001.

INDEX TO EXHIBITS
-----------------

3.0  Articles  of  Incorporation  and  By-laws
     3.1  By-laws of BusinessWay effective -- filed herewith.
     3.2 Articles of Amendment effective January 31, 2001 (incorporated by reference from BusinessWay's Form DEF-14C, filed February 14, 2001).
     3.3 Articles of Amendment effective January 31, 2001 (incorporated by reference from BusinessWay's Form 8-K, filed February 23, 2001).

10.0 Material Contracts
     10.1 Share Exchange Agreement between the Company, 3739007 Canada Ltd., BusinessWay Computer Centres Inc., Cor-Bit Peripherals Inc., Faris Heddo, Michele Scott, the Shareholders of Cor-Bit Peripherals Inc., and the Shareholders of BusinessWay Computer Centres Inc., dated for reference June 30, 2000 (filed as an exhibit to the Company's Form 10-QSB Report, filed August 15, 2000, and incorporated herewith).
     10.2 Letter of Intent re Exchange of Shares and Other Matters, between Faris Heddo, Michele Scott, Cor-Bit Peripherals Inc., BusinessWay Computer Centres Inc., and GlobalNetCare, Inc. -- (filed as an exhibit to the Company's Form 8-KA Report filed on November 27, 2000, and incorporated herein by reference.
     10.3 Form of Stock Option Agreement, dated as of September 12, 2000, between the Company and Faris Heddo, and between the Company and Michele Scott, for options to purchase up to 1,100,000 shares of the Company's common stock at $1.00 per share (filed as an Exhibit to the Company's Form 10-QSB Report, filed August 15, 2000, and incorporated herein by reference).
     10.4 Employment agreement between BusinessWay and John Heddo, dated December 7, 2000 (incorporated by reference from BusinessWay's Form S-8, filed March 21, 2001).
     10.5 Employment agreement between BusinessWay and Jimmy Foussekis, dated December 7, 2000 (incorporated by reference from BusinessWay's Form S-8, filed March 21, 2001).
     10.6 Employment agreement between BusinessWay and Harvey Lalach, dated December 7, 2000 (incorporated by reference from BusinessWay's Form S-8, filed March 21, 2001).

** These documents and related exhibits have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BusinessWay  International  Corporation

                                    By:  /s/  Fabrice  Zambito
                                       -----------------------------------------
                                              Fabrice  Zambito
                                              Chairman Of the Board and Director

Date:  November  12,  2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities indicated on November 12, 2001.

NAME     TITLE
----     -----

/s/  Fabrice  Zambito      Chairman  of  the  Board  /  Director
---------------------
     Fabrice  Zambito


/s/  Faris  Heddo          President  /  CEO  /  Director
---------------------
     Faris  Heddo


/s/  Michele  Scott        Chief Financial Officer / Vice President / Secretary/
---------------------      Director
     Michele  Scott