Form 10QSB
period 2001-10-31
BUSINESSWAY INTERNATIONAL CORP
filed 2001-12-26
CIK 1079574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number 000-27097

BUSINESSWAY INTERNATIONAL CORPORATION (Exact name of small business issuer as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	980215778 (IRS Employer Identification No.)

117 GUN AVENUE, POINTE-CLAIRE, QUEBEC, CANADA, H9R3X2 (Address of principal executive offices)

(514) 693-0877 (Issuer's telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by section 13 or 15(d) of Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of October 31, 2001, there are approximately 23,219,793 shares of common voting stock of the company held by non-affiliates.

BUSINESSWAY INTERNATIONAL CORPORATION

FORM 10-QSB

INDEX

PART I

Item 1. Financial Statements

  Consolidated Balance Sheets
  Consolidated Income Statements
  Consolidated Cash Flows Statement
  Consolidated Statement of Changes in Stockholders Equity
  Consolidated Comprehensive Statement of Income(Loss)
  Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 6. Exhibits and Reports on Form 8-K

Signatures

 --------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

BUSINESSWAY INTERNATIONAL CORPORATION

Consolidated Balance Sheet

As of October 31, 2001 (Unaudited) and 2001 (Audited)

	October 31, 2001	July 31, 2001

ASSETS

Current Assets
Accounts Receivable	$773,031	$661,597
Inventory	123,524	130,134
Prepaid Expenses	3,269	3,386

Total Current Assets	$899,824	$795,117

Deferred Income Taxes	202	209

Capital Assets	509,909	552,564

	$1,409,935	$1,347,890

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank indebtedness	$225,032	$251,447
Accounts Payable and accruals	514,110	422,979
Income Taxes Payable	1,739	0
Advance from a director	38,760	55,307
Current Portion of Long Term Debt	0	1,863
Total Current Liabilities	$779,641	$731,596

Long Term debt	0	0

Due to shareholder	0	0

TOTAL LIABILITIES	$779,641	$731,596

STOCKHOLDERS' EQUITY
Share Capital	$42,386	$42,386
Additional paid-in capital	749,779	749,779
Comprehensive income	20,835	7,450
Deficit	(182,706)	(183,321)
TOTAL EQUITY	630,294	616,294

	$ 1,409,935	$1,347,890
	==========	===========

See accompanying notes to financial statements

  --------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

BUSINESSWAY INTERNATIONAL CORPORATION

Consolidated Income Statement

For the three months ended October 31, 2001 and 2000

(Unaudited)

	For the three months ended October 31, 2001	For the three months ended October 31, 2000

Sales	$187,701	$608,161

Cost of Sales	72,966	519,292

Gross Profit	114,734	88,869

Operating expenses
Communication	0	3,751
Rent	6,936	6,956
Transport and delivery	553	435
Advertising and business promotion	1,928	4,082
Store expenses	658	143
Automobile and travel	517	1,798
Salaries, commissions and benefits	50,909	60,326
Amortization	24,713	8,490
Interest and bank charges	6,155	2,265
Office expenses and general	1,991	6,129
Professional	12,592	133,501
Travel expenses	0	80
Utilities	3,181	6,125
Taxes , licenses and insurance	3,987	0

Total Expenses	114,120	234,081

Net Income(Loss) Before Taxes	615	($145,212)

Provision for Taxes
Current	0	0
Deferred	0	0
	0	0

Net Income(Loss)	$615	($145,212)

Net loss per share basic and diluted	$0.000	$0.003

Weighted average number of shares outstanding	58,655,667	55,853,128

See accompanying notes to financial statements

  --------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

BUSINESSWAY INTERNATIONAL CORPORATION

Consolidated Cash Flows Statement

For the three months ended October 31, 2001 and 2000

(Unaudited)
	October 31, 2001	October 31, 2000

Cash provided by ( used in ) operating activities
Net income ( loss)	$615	($145,212)
Items not requiring cash outlay
Amortization	24,713	8,490

sub-total	25,328	130,868

Changes in non-cash working capital items
Accounts receivable	(109,695)	(186,199)
Inventory	6,610	13,562
Prepaid Expenses	117	2,520
Accounts Payable and accruals	91,131	(10,765)
Income Taxes Payable	1,739	1,336
Exchange on translation	9,790	2,927
Funds generated from operations	(25,020)	(313,341)

Cash provided by ( used in ) financing

Advance from a director	(16,547)	0
Share capital	0	668,896
Increase( decrease) long term debt	0	(1,975)
Due to shareholders	0	(116,492)

Funds generated from financing	(16,547)	550,429

Cash provided by ( used in ) investments

Acquisition of capital assets	17,942	(70,466)

Funds (used in)generated from investments	17,942	(70,466)

Net change for the year	$26,415	$166,622

Cash (deficiency) beginning of year	($251,447)	($49,725)

Cash end of year	($225,032)	$116,897

See accompanying notes to financial statements

  --------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

 BUSINESSWAY INTERNATIONAL CORPORATION

Consolidated Statement of Changes in Stockholders Equity

For the three months ended October 31, 2001 and 2000

(Unaudited)

	COMMON STOCK		ADDITIONAL PAID IN CAPITAL	COMPRE-HENSIVE OTHER INCOME	RETAINED EARNINGS (DEFICIT)	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT

Balance , July 31, 2001	58,655,667	$42,386	$749,779	$7,450	($183,321)	$616,294

Translation adjustment				13,385		13,385

Net Income for the period					615	615

Balance , October 31, 2001	58,655,667	$42,386	$749,779	$20,835	($182,706)	$630,294

See accompanying notes to financial statements

  --------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

BUSINESSWAY INTERNATIONAL CORPORATION

Consolidated Statement of Comprehensive (Loss) Income

For the three months ended October 31, 2001 and 2000

(Unaudited)

	For the three months ended October 31, 2001	For the three months ended October 31, 2000

Net Income(Loss)	$615	($145,212)

Translation adjustment	13,385	(14)

Comprehensive income(loss)	$14,000	($145.226)

Net loss per share - basic and diluted	$0.000	($0.003)

Weighted average number of shares outstanding	58,655,667	55,853,128

See accompanying notes to financial statements

 --------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

 BUSINESSWAY INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements

Three-month period ended October 31, 2001

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

Computer Center Inc. , 3739007 Canada Ltd. and 3423336 Canada Ltd.(inactive).

All inter-company transactions and balances have been eliminated.

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

  Income taxes: The Corporation uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that realization of such benefits is more likely than not. To the extent that management does not consider their reliability to be more likely than not, a valuation allowance is provided for the difference. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

(j) Net loss per share: Net loss per share is computed using the weighted average number of shares outstanding during the period. The fully diluted loss per share has not been disclosed because the effect of common shares issue-able upon the exercise of options and warrants is anti-dilative.

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

(m) Warranty repair expenses are immaterial and no reserve for warranty repairs has been established.

(n) BusinessWay also increased its authorized capital from 100,000,00 shares of

$0.001 par value common stock and 40,000,000 Class A Special Voting shares,

without par value, to 300,000,000 shares of $0.001 par value common stock and

120,000,000 Class A Special Voting Shares, without par value, (the "Capital

Increase"). See the Form DEF 14C which have been previously filed with the

Securities and Exchange Commission on February 14, 2001.

(o) The Company has obtained a line of credit facility with a banking institution in Canada enabling it to borrow up to $231,000 based on accounts receivable and inventory provided as security to the bank.

(p) On September 13, 2000, the directors of the Company adopted the Company's

Non-Qualified Stock Option Plan, pursuant to which the Plan Administrator is authorized to grant up to a total of 2,500,000 common shares.

Reference is made to the information under the heading "SHARE EXCHANGE

AGREEMENT - BUSINESSWAY COMPUTER CENTRE, INC. AND COR-BIT

PERIPHERALS, INC. "appearing under "Item 2. MANAGEMENT'S DISCUSSION

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

Rights during the quarter ended October 31, 2001 by any of the Company's officers or directors.

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

The Company's financial statements are prepared using United States G.A.A.P. (generally accepted accounting principles) applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. It is management's plan to seek additional capital in connection with appropriate business opportunities including business combinations. The Company and its management is entertaining offers of potential acquisitions. The industry sector for these potential acquisitions and or mergers may or may not be of the company's present industry sector. These new acquisitions could be made in the way of a share exchange , stock options ,institutional borrowings or by means of a new private placement . Should any of these potential acquisitions be realized by the company, there would be a definite impact on the company resulting in a major re-structuring and re-organization of the company's present operations. However, there can be no assurance that any of the merger and acquisition proposals will be acceptable to the Company, its management or shareholders. Also the additional capital of institutional lending will be available when needed or available on terms that will be favorable to the Company its management and its shareholders.

3.        SHARE CAPITAL:

During the three-month period ended October 31, 2001, there were no significant changes in the Company's share capital structure.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Statements included in this Managements Discussion and Analysis and elsewhere in this document that do not relate to present or historical conditions are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21W of the Securities Exchange Act of 1934. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. The accuracy of such forward-looking statements are subject to risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes", "forecasts", "intends", "possible", "expects", "estimates", "anticipates", or "plans" and similar expressions are intended to identify forward-looking statements. Among the important factors which such statements are based are assumptions concerning the anticipated growth of the information technology industry, the market for and availability of components for the Company's computers, the availability of institutional lending or capital financing, and the success of the Company in maintaining and increasing the number of franchised retail outlets that carry its products.

Results of Operations

Revenues.

Sales in the first quarter for the three month period ended October 31, 2001 were lower than for the corresponding period in the prior year due to an overall reduced demand for computers and inability to finance all the orders. Revenues resulted from sales of computers and accessories to retail outlets that carry the BusinessWay franchise. In addition, the Company charges the franchises royalty revenue based on a percentage of sales. Included in revenues are $78,554 of royalty revenue.

Cost of Sales.

Cost of sales as a percentage of sales decreased from 85.3% to 67.3% for the corresponding quarter in the prior year without consideration of royalty revenues. Cost of sales are primarily dependent on the market conditions and availability of components for the computers and accessories sold by the Company. The Company was able to improve its gross margin by maximizing purchasing with same quality but lower priced components.

Operating Expenses.

Operating expenses were impacted by a number of significant changes in expense items. Salaries and commissions decreased from $60,326 in the first quarter of 2000 to $50,909 in the present period primarily as a result of a decrease in the number of paid employees from fifteen to eight. Amortization expense increased to $24,713 as a result of the amortization of franchiser rights capitalized in the fourth quarter of year 2001. Professional expenses, decreased to $12,592 during the first quarter of 2002 as a result of less legal and accounting incurred.

Net income.

Primarily as result of the foregoing factors, the Company recorded a net income of $615 during the first three months of fiscal year 2001.

Liquidity and Capital Resources

The Company has substantially increased its accounts receivable since the beginning of the fiscal year from $661,597 to $773,031, and decreased its bank indebtedness of $251,447 to $225,032 with the result that its total current assets have increased from $795,117 to $899,824 and the ratio of its current assets to current liabilities has increased from 1.08 to 1 to 1.21 to 1.

In order to meet its business plan for expanding its BusinessWay franchise operations, the Company anticipates that it will need to raise approximately $500,000 of additional capital during the next twelve month period, which it will seek to do through private sales of its stock or through institutional borrowing. However, there can be no assurance that additional capital of institutional lending will be available when needed or available on terms that will be favorable to the Company.

  --------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

NONE

Item 5. Other Information.

 The FONDACTION (CSN POUR LA COOPÉRATION ET L EMPLOI) has replaced Mr. Yoland Dumas with Mr. Stéphane Morency as their representative to the Board of Directors of BusinessWay International Corporation ("BusinessWay"), effective November 12, 2001.

The replacement was due to Mr. Yoland Dumas departure from FONDACTION (CSN POUR LA COOPÉRATION ET L EMPLOI).

Item 6. Exhibits and Reports on Form 8-K

    Exhibits

    None

    Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESSWAY INTERNATIONAL CORPORATION
Date: December 21, 2001	By: /s/ Michele Scott ------------------------------------- Michele Scott CFO and Vice-President