Form 10KSB/A
period 2001-07-31
BUSINESSWAY INTERNATIONAL CORP
filed 2002-02-25
CIK 1079574

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-KSB/A-1

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

(1) Yes [ X ] No [ ]

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

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Issuer Format: Yes [ ] No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS

YEAR ENDED JULY 31, 2001

BusinessWay International Corporation ("BusinessWay") formerly known as GlobalNetCare Inc. ("GlobalNetCare"). The Company was organized on October 30, 1980, under the laws of the State of Florida as C.N.W. Corp. On February 1, 1981, the Company issued 1,000 shares of its $1 par value common stock for services of $1,000. The Company did not have any activity before 1998 and, accordingly, commencement of its development stage is considered to be at the beginning of 1998. On July 21, 1998, the Company increased its capitalization from 1,000 common shares to 50,000,000 common shares. The par value was changed from $1 to $0.001. On July 21, 1998, the Company changed its name to C.N.W of Orlando Inc., and on December 28, 1998 it changed its name to GlobalNetCare, Inc. On February 3, 1998, the Company incorporated its wholly-owned subsidiary, 3423336 Canada Ltd., a Canadian company, to develop a medical Website. However, the anticipated plans and operations of the Company for its medical Website have not and will not be achieved or pursued further. Due to its inability to generate sufficient revenues from these operations, the Company has decided to pursue a different line of business. The Corporation continues to operate the medical Website on a scaled down basis.  With the completion of the acquisition of Cor-Bit Peripherals Inc. and BusinessWay Computer Centres Inc. on September 12, 2000 (the "Acquisition"), the Company will no longer be considered a development stage enterprise since Cor-Bit Peripherals Inc. has a income stream that has been established for many years. As a result of the Share Exchange Agreement signed September 12,2000 (the "Exchange Agreement"), the Company incorporated another wholly-owned subsidiary,3739007 Canada Ltd., for the purpose of acquiring Cor-Bit Peripherals Inc. and BusinessWay Computer Centres Inc. Under the Exchange Agreement, the Company acquired the shares of Cor-Bit Peripherals Inc. and BusinessWay Computer Center Inc. in exchange of 40,000,000 exchangeable Preferred Shares (the "Preferred Shares" ) of 3739007 Canada Ltd. (which are exchangeable for the same number of shares of the Company's common stock), and 37,923,891 Class A Special Voting Shares in the capital of the Company (the "Special Voting Shares"). The Special Voting Shares, which have no right to dividends and will be outstanding only until the Preferred Shares are exchanged, were issued to the principal owners of the acquired companies.  Prior to its acquisition of Cor-Bit Peripherals Inc. and BusinessWay Computer Centres Inc. and currently, the Company has offered health and medical information via its information Website, GlobalNetCare.com (the "Medical Website"). The Medical Website consists of several "Virtual Medical Centers" that are designed to provide health care professionals and people seeking information with an easy-to-use, interactive experience intended to address their subjects of concern and to create individual virtual medical records. Despite the efforts of the Company's management, the Medical Website did not attract the number of users or advertisers the Company anticipated and, accordingly, did not generate the revenue required for its continued operation and maintenance. The Medical Website has not been updated since October, 1999. The anticipated plans for the operation of the Medical Website by the Company, as described in the Company's Form 10-SB Registration Statement (as amended), have not and will not be achieved or pursued further by the Company. The failure of the Medical Website to meet its operational goals has caused the Company to seek to identify a different line of business. The Company has now achieved a new operational focus through the acquisition of Cor-Bit Peripherals Inc. and BusinessWay Computer Center Inc. On September 12, 2000, the Company acquired (the "Acquisition") all of the issued and outstanding shares of BusinessWay Computer Centres Inc. ("BusinessWay") and Cor-Bit Peripherals Inc., ("Cor-Bit"), two private companies that are incorporated under the laws of the province of Quebec ,Canada. The Acquisition was made under the terms of a Share Exchange Agreement, dated for reference June 30,2000 (the "Exchange Agreement"), to which the Company, 3739007 Canada Ltd. (the Company's wholly owned subsidiary), Cor-Bit, BusinessWay, Faris Heddo and Michele Scott (the "Majority Vendors"), the shareholders of Cor-Bit (the "Cor-Bit Shareholders") and the shareholders of BusinessWay (the "BusinessWay shareholders") are parties. Under the Share Exchange Agreement, the Company caused 3739007 Canada Ltd. to issue 40,000,000 exchangeable Preferred Shares (the "Preferred Shares") issued by 3739007 Canada Ltd. to the Cor-Bit Shareholders and the BusinessWay Shareholders (collectively, the "Vendors"), as consideration for the exchange of the Cor-Bit shares and the BusinessWay shares. The Company issued 37,923,891 Class A Special Voting Shares (the "Special Voting Shares"), to the Majority Vendors and to the FONDACTION CSN Pour La Cooperation et L'Emploi, in the course of a reorganization of the capital of Cor-Bit and BusinessWay, as contemplated by section 85 of the Income Tax Act (Canada). Under the Exchange Agreement and a Call Option Agreement (entered into by each one of the Vendors and the Company), each of the Vendors granted an option to the Company to acquire the Preferred Shares and the Special Voting Shares, if applicable, in exchange for an equal number of common shares in the capital of the Company. Cor-Bit is a manufacturer of computers, and has developed internet software including a new business-to-business model, data base search software, and an access-based inventory management software link. Cor-Bit is the exclusive supplier of computers to BusinessWay's franchise operations. BusinessWay operates a Website, "www.businessway.com" (the "BusinessWay Website"), which be used as a multiple e-business site for the operations of Cor-Bit as well as to market the Cor-Bit line of computers. The principals of BusinessWay retained BusinessWay's franchise retail operations, as the retail operations of BusinessWay were not included under the terms of the Acquisition. On January 31, 2001 GlobalNetCare changed it's name to BusinessWay International Corporation. The name change took effect at the opening for trading on the OTC Bulletin Board on Thursday, February 8, 2001 under the new stock symbol "BITL". The Corporation's new CUSIP number is .12329Y 10 4. See the Form 8-K which have been previously filed with the Securities and Exchange Commission and which are incorporated herein by this reference. See Part III, Item 13. BusinessWay also increased its authorized capital from 100,000,00 shares of $0.001 par value common stock and 40,000,000 Class A Special Voting shares, without par value, to 300,000,000 shares of $0.001 par value common stock and 120,000,000 Class A Special Voting Shares, without par value, (the "Capital Increase"). See the Form DEF 14C which have been previously filed with the Securities and Exchange Commission and which are incorporated herein by this reference. See Part III, Item 13.      In March, 2001 BusinessWay acquired through its wholly-owned Canadian subsidiary Cor-Bit Peripherals Inc., the company BusinessWay Group Inc.("BusinessWay Group"). BusinessWay Group operates as the master franchiser of seven retail computer stores in the province Quebec. The company acquired 100% of the issued and outstanding common voting stock of BusinessWay Group Inc. by a unanimous vote and resolution of the board of directors of the company. This acquisition includes all the assets and assumption of all liabilities of the acquired company. The assets includes the master franchiser rights, contracts ,the BusinessWay retail operation system and documentation, and the two retail stores situated in the Greater Montreal Region. BusinessWay is diversified into three distinct divisions of operations. The three division are personal computers manufacturing, retail store operations and franchising and business-to-business (B2B) internet software programming and development. The main stream of revenue is derived from the BusinessWay's Canadian wholly-owned subsidiary, Cor-Bit Peripherals Inc. ("Cor-Bit") which custom builds, manufactures and distributes the Cor-Bit line of computers. BusinessWay's primary source of revenue is now derived from the sales and distribution of its line of Cor-Bit brand of personal computers. Sales are made on a wholesale level and include a preferred sales arrangement through the independent chain BusinessWay Computer Centres franchised retail computer stores. BusinessWay has an arrangement with the BusinessWay retail chain franchiser to sell these made-to-measure computer systems. The products sold by the BusinessWay retail centers include the Cor-Bit line of custom computer systems, monitors, Storage Devices, Printers and a wide range of peripherals.  In order to increase revenue and market share, the Company plans on to assist the independent distribution chain to attract independent computer store owners to join the BusinessWay banner. This action is expected to increase sales for the Company since it deals on an exclusive basis with this distribution channel. The Company believes that it offers independent retail stores a multitude of advantages, including lowering their cost base and providing them with many proven sales concepts and product branding. The Company supports its network of independent BusinessWay retail stores with its established B2B (business to business) solution software that provides real-time product procurement and order tracking for a just-in-time delivery. The Company is also seeking to grow its business through acquisitions, and joint ventures with others in the industry. The Company believes that it is distinguishable in the PC marketplace based on its unique purchasing system, high product quality control, customer service and technical support. The Company has agreements with service affiliates who have over 22,000 service centers across North America . Servicing for the Cor-Bit brand of personal computers is now available across North America. The Company also provides a 1-800 technical support call center to assist end-users as well as independent retailers on software and hardware technical issues concerning the Cor-Bit line of personal computers. In order to expand its distribution base, the Company is planning to increase its investment in an advertising initiative to boost the recognition of the BusinessWay brand name and products. The Company is continuing to invest in the Research and Product Development to enhance its present product line. The company believes that these initiatives should have a positive impact on revenues in the remaining portion of fiscal year 2001. The company will be continuing to seek out strategic alliances that will enable the Company to generate increased sales either by direct sales or through joint venture projects. Although it is too early to predict actual sales volume level increases because of these alliances, the Company hopes for significant increases. The Company estimates that each independent retail store that joins the BusinessWay banner and distribution network will increase the Company's revenues in the range of $500,000 to $1.5 million per annum. BusinessWay Computer Centres ( the "BusinessWay Computer Centres") owns the BusinessWay trademarks, trade names, domain names and the BusinessWay.com website. Cor-Bit's software internet division is involved in Research and Development of it's internet software including a new business-to-business (B2B) model, database search software, an access-based inventory management software link, and the medical business-to-business (B2B) web application model. This division Is concentrating and focused on the future of Internet development that would be instrumental in the new e-commerce business sector.

PRINCIPLE PRODUCTS OR SERVICES AND THEIR MARKETS

BusinessWay has found that rural and small-town computer markets have been left alone by the major computer companies which have chosen to focus on sales of complete systems alone or by major retailers who fail to offer parts, upgrade components or professional support to the computer user. The Company, through its wholly-owned subsidiaries, operates two (2) retail storefront locations under the name of BusinessWay Computer Centers for components, upgrade parts and complete personal computers for use in the home, business and professional and government markets. All BusinessWay locations provide complete sales and service, including full upgrade capabilities to its customers, no matter which brand or manufacturers' computer system a customer may have.Even as important as retail storefront sales, the Company has integrated a direct marketing plan using the Internet via its web sites (www. BusinessWay.com and www.corbit.com), along with "direct to the customer" as established by Dell Computers and Gateway, to satisfy the demand of price conscious, "do-it-yourself" Internet customers. The Company's web sites have complete e-commerce capabilities for retail customers and wholesale buyers. The implementation of each phase places the Company in an opportune position to market its products and services in select niches, including the exciting Internet marketplace across the World Wide Web. The Company has built over the years commercial relationships with major manufacturers and other suppliers of parts and upgrade components. The ability to purchase directly from the manufacturer or to capitalize on discounted prices from other sources has been a key element in the advantageous cost structure of BusinessWay. In addition, the Company follows, in philosophy and in practice, the inventory methodology of "Just in Time" or JIT. This JIT inventory practice has kept the Company's inventory purchase costs as close to the current market of many price sensitive parts. While this practice requires virtually daily ordering and a continual management of all price sensitive inventory, the management time (and inventory control system) yields benefits that far exceed the extra effort. In the world we live in, a UPS/FEDEX/Mail delivery of JIT often saves substantial sums when inventory prices are declining. In an upwardly spiraling market, the Company can simply adjust its wholesale/retail prices to reflect daily price changes. An important element of the Company's success has been the honest, quality personnel retained by BusinessWay. All of the Company's employees embody the philosophy of being " BusinessWay The Right Way" which starts with the Chief Executive Officer, Mr. Faris Heddo. Each of the founders has been instrumental in the selection of key personnel which has reached 12 employees as of the date of this Report.The Company will build on its strengths in the Quebec, Canada region marketplace and implement a disciplined and controlled expansion which will follow the growth pattern of other successful major retailers. The initial rural and "small-town" Canada approach will take the best of a proven, textbook Wal-Mart strategy. Further, the Company will build on its basic ideology of keeping a low overhead retail operation of a Radio Shack style storefront. For the year 2002, two (2) new corporate store openings are planned and the company will attempt to attract many small independent retailers to join our banner throughout the region of Quebec and Ontario. In order to increase revenue, sales and market share, we plan to encourage independent computer store owners to join the BusinessWay banner and become franchisees. We believe that becoming a BusinessWay franchisee offers independent retail stores a number of advantages, including lower cost bases, proven sales concepts, technical support, warranty services, on-site servicing, an existing and operational website and co-op advertising. We support our network of independent BusinessWay Computer Centers with our established business to business (B2B) solution software that provides real-time product procurement and order tracking for "just-in-time" delivery. The Company's management believes that this expansion will result in an enterprise of substantial standing and profitability. We believe that our products can be distinguished in the personal computer marketplace based on our unique purchasing system, product quality control, customer service and technical support. We have third-party agreements with service affiliates who have over 22,000 service centers across North America; servicing for the Cor-Bit brand of personal computers is now available across North America. We also provide a toll-free technical support call center to assist end-users and independent retailers with software and hardware technical issues which may be encountered with the Cor-Bit line of personal computers. In order to expand our distribution base and increase recognition of the BusinessWay brand name, we plan to increase our investment in our advertising initiative. We continue to invest in research and product development to enhance our present product line. We believe that these initiatives will have a positive impact on revenues in the upcoming fiscal year 2002. We will continue to seek out strategic alliances that will enable us to generate increased sales, either by direct sales, through our franchisees or through joint venture projects, and will continue to seek further acquisitions and/or joint ventures with other companies in the computer technology industry. In parallel with the above, the company's software internet division will also attempt to launch in the coming year by the mid-January, 2002 the company's revolutionary and all new business-to-business (B2B) medical website development and products, services and portal.

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

COMPETITION.

The Company's present and intended business operations will center in areas of great competition, which will include many competitors who are larger, better financed and currently have a national or international image in these fields of endeavor. These competitors will include, in addition to many small other enterprises, the following: Wal-Mart Stores, Inc.; Tandy Corporation; Bureau En Gros; Future Shop Inc.; Dell Computer Corporation; Gateway, Inc.; Micron Technology, Inc.; Insight Enterprises, Inc.; and Apple Computers. The PC industry is highly competitive, especially with respect to pricing and the introduction of new products and product features. We compete primarily by adding new performance features to products while minimizing corresponding price increases. We believe that our direct sales model, franchise stores and customer service and support are additional competitive advantages. Competitive factors in our markets include price, availability of new technology, variety of products and features offered, availability of products and software, marketing and sales capability, and service and support. We believe that we compete reasonably with respect to each of these factors. Our results, however, could be adversely effected if we are unable to introduce new products or product features as quickly as our competitors or if our competitors offer products at significantly lower prices than we do. In recent years, along with many of our competitors, we have regularly lowered prices, and we expect these pricing pressures to continue. Softness in the PC market in the fourth quarter of 2001 has led a number of our competitors to aggressively cut pricing to spur sales and gain market share. If cost reductions or changes in product mix do not mitigate these pricing pressures, these competitive price pressures could substantially reduce our profits. The Company will be at a distinct disadvantage in competing with these entities, and its current competitive position in this industry must be deemed to be nominal; however, the Company intends to focus its efforts in rural and "small-town" Canada, which management believes has been neglected by its major competitors. The Company believes it will be a competitive force in these areas.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company purchases component and upgrade parts from a number of suppliers for further manufacturing or resale activities of complete component systems or upgrade and/or component parts. Most materials are readily available from suppliers. PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS. The only trademark or trade name of the Company is "BusinessWay". GOVERNMENTAL APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES.  None, except as may be required in the bidding process for government contracts.

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

  delays in the development, testing and commercial release of our products;

  delays in hiring or retaining experienced hardware and software developers and programmers;

  delays in locating and hiring experienced sales and marketing professionals;

  and delays caused by other events beyond our control.

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

INFRASTRUCTURE REQUIREMENTS.

Our business creates ongoing demands for personnel, facilities, information and internal control systems and other infrastructure requirements. If we are not successful in continuing to develop our infrastructure, we could experience disruptions in operations, which could have an dverse financial impact. WE EXPECT TO EXPERIENCE SIGNIFICANT AND RAPID GROWTH IN THE SCOPE AND COMPLEXITY OF OUR BUSINESS AS WE PROCEED WITH THE DEVELOPMENT AND SALE OF OUR PRODUCTS. IF WE ARE UNABLE TO HIRE STAFF TO HANDLE SALES AND MARKETING OF OUR PRODUCTS AND MANAGE OUR OPERATIONS, OUR GROWTH COULD HARM OUR FUTURE BUSINESS RESULTS AND MAY STRAIN OUR MANAGERIAL AND OPERATIONAL RESOURCES. As we proceed with the development and sale of our products, we expect to experience significant and rapid growth in the scope and complexity of our business. We will need to add staff to market our products, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. Any failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a materially adverse effect on our business and financial condition.

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

LIMITED LIABILITY OF DIRECTORS, OFFICERS AND OTHERS.

Our bylaws contain provisions limiting the liability of our officers and directors for all acts, receipts, neglects or defaults of themselves and all of our other officers or directors or for any other loss, damage or expense happening to us which shall happen in the execution of the duties of such officers or directors. Such limitations of liability may reduce the likelihood of derivative litigation against our officers and directors and may discourage or deter our shareholders from using our officers and directors based upon breaches of their duties, though such an action, if successful, might otherwise benefit our business and our shareholders.

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

  financial, marketing, technical and development resources;

  name recognition, and

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

SUPPLIERS.

We require a high volume of quality components for the manufacture of our products, substantially all of which we obtain from outside suppliers. While we attempt to have multiple suppliers for such components, in some circumstances we maintain single source supplier relationships. Failures of suppliers to meet component delivery schedules have occasionally disrupted our normal production schedules, and we may continue to experience production disruptions. Reliance on third party suppliers also subjects us to the risks of a shortage of components, the possibility of defective parts produced by others, and increases in component costs (which can adversely affect our profitability).

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

APPROX. LOCATION PRINCIPAL USE FLOOR AREA (SQ. FEET)

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

The closing price on October 31, 2001 was $0.04.
FISCAL YEAR 2001
QUARTER ENDED:
	HIGH	LOW
	------	------
October 31, 2000	$0.563	$0.438
January 31, 2001	$0.205	$0.2
April 30, 2001	$0.07	$0.07
July 31, 2001	$0.025	$0.022

FISCAL YEAR 2000
QUARTER ENDED:
October 31, 1999	$0.813	$0.625
January 31, 2000	$0.50	$0.281
April 30, 2000	$0.813	$0.813
July 31, 2000	$0.656	$0.563

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

RECENT SALES OF UNREGISTERED SECURITIES

In the past fiscal year ended July 31, 2001, the Company has sold the following common shares without registering such common shares under the Securities Act of 1933: On October, 2000, the Company sold to 9081-5143 Quebec Inc. a total of 201,545 common shares for total cash consideration of $100,772.50 relying on Rule 506 of Regulation S under the Securities Act of 1933, as applicable. This private placement of shares issued to 9081-5143 Quebec Inc. were issued at a price of $0.50 per common share, which was based on the ten day average trading price (for the ten days proceeding the sale) of the stock at that time. On October, 2000, the Company sold to 9093-5750 Quebec Inc. a total of 221,000 common shares for total cash consideration of $110,500 relying on Rule 506 of Regulation S under the Securities Act of 1933, as applicable. This private placement of shares issued to 9093-5750 Quebec Inc. were issued at a price of $0.50 per common share, which was based on the ten day average trading price (for the ten days proceeding the sale) of the stock at that time. On December 7, 2000, the Company issued to Jimmy Foussekis , Harvey Lalach and John Heddo each 650,000 common shares pursuant to an employment agreement between the Company and Mr. Jimmy Foussekis, Mr. Harvey Lalach and Mr. John Heddo dated December 7, 2000. The shares were issued to Mr. Jimmy Foussekis, Mr. Harvey Lalach and Mr. John Heddo relying on Regulation S under the SecuritiesAct of 1933, as applicable (incorporated by reference in Part III of this Form 10-KSB).

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

OPERATING EXPENSES

Operating expenses were impacted by a number of significant changes in expense items. Amortization expense increased to $90,643 as a result the purchase of computer equipment during the period to meet the Company's office and administrative needs and amortization of master franchiser rights acquired .Professional expenses, which were $22,090 for fiscal 2000, increased to $155,627 during the current year as result of legal and accounting fees incurred in connection with the acquisition of BusinessWay Computer Centres Inc. and Cor-Bit Peripherals Inc. by the Company, and as a result of the costs of being a public company related to compliance with U.S. federal securities law filings and disclosure.

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

ITEM 7. FINANCIAL STATEMENTS

The Company's consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The consolidated financial statements are attached hereto and found immediately following the text of this Annual Report. The Auditor's Report of Robert M Lawand, Chartered Accountant, for the audited consolidated financial statements for the fiscal year ended July 31,2001 is included herein immediately preceding the audited consolidated financial statements. Audited Consolidated Financial Statements and Financial Statement Schedules by Robert M Lawand C.A

BUSINESSWAY INTERNATIONAL CORP. CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2001 AND 2000

 AUDITOR'S REPORT

 FINANCIAL STATEMENTS

Consolidated Balance Sheets

Consolidate Statement of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Comprehensive(Loss) Income

Consolidated Statements of Stockholders´ Equity

Notes to Consolidated Financial Statements

February 15, 2002

BUSINESSWAY INTERNATIONAL'S AUDITED FINANCIAL FOR 2001

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of

BusinessWay International Corporation

Montreal, Quebec

We have audited the consolidated balance sheets of BusinessWay International Corp. as of July 31, 2001 and 2000, and the consolidated statements of operations, cash flows and stockholders´ equity for the two years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the consolidated financial position of BusinessWay International Corp. as of July 31, 2001 and 2000, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles in the United States. The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 1 to the financial statements , the company has a working capital problem that could affect its ability to meet its payments. This raises substantial doubt about its ability to continue as a going concern. Management´s plan in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

October 31, 2001

/s/ Robert M. Lawand

Robert M. Lawand, C.A

Montreal, Quebec

BUSINESSWAY INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JULY 31,

	2001	2000
Current Assets
Accounts receivable net.................................	$ 661,597	$ 548,003
Inventory.................................................	130,134	209,030
Prepaid Expenses..........................................	3,386	7,045
	----------	---------
Total Current Assets..............................	795,117	764,078
Deferred Income Taxes.....................................	209	0
Capital Assets............................................	552,564	56,153
	----------	---------
Total Assets......................................	$1,347,890	$ 820,445
	==========	=========
Current Liabilities
Bank Indebtedness.........................................	$ 251,447	$ 49,725
Accounts Payable..........................................	422,979	461,311
Income Taxes Payable......................................	0	4,876
Current portion of long-term debt.........................	1,863	7,625
Advance from a director...................................	55,307	63,902
	----------	---------
Total Current Liabilities.........................	731,596	587,439
Long Term Debt....................................	0	1,975
Due To Shareholders...............................	0	116,492
	----------	---------
Total Liabilities.................................	731,596	705,906
	----------	---------
Shareholders Equity
Share Capital.............................................	42,386	14
Additional Paid-In Capital................................	749,779	0
Other Comprensive Income..................................	7,450

Retained Earnings (Deficit)...............................	(183,321)	114,525
	----------	---------
Total Equity......................................	616,294	114,539
	----------	---------
Total Liabilities and Equity......................	$1,347,890	$ 820,445
	=========	=========

See accompanying summary of accounting policies and notes to financial statements.

BUSINESSWAY INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED JULY 31,

	2001	2000
	------	------
Loss For The Year.........................................
Other Comprehensive Income (Loss).........................
Foreign Currency Translation Adjustment...................	(7,464)	14
	----------	----------
Consolidated Comprehensive Loss...........................	(305,304)	7,554
Basic and Diluted Comprehensive Loss Per Share............	(0.005)	0.000
Weighted Average Number of Shares Outstanding.............	58,655,667	16,283,122
	----------	----------

See accompanying summary of accounting policies and notes to financial statements.

BUSINESSWAY INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS´ EQUITY
FOR THE YEARS ENDED JULY 31, 2001 AND 2000

COMMON STOCK	ADDITIONAL PAID IN CAPITAL	OTHER COMPREHENSIVE INCOME	RETAINED EARNINGS (DEFICIT)	TOTALS STOCKHOLDERS´ EQUITY
SHARES	AMOUNT
--------	--------	--------	--------	--------	--------
BALANCES JULY 31, 1998
...................	16,283,122	$ 14	$ 0	($ 14)	$ 114,539	$ 114,539

Common stock issued for
Acquisition of Cor-Bit
Peripherals Inc. and
BusinessWay Computer
Centre Inc.	40,000,000	40,000	628,896	668,896
Share issue expenses	(66,890)	(66,890)
Proceeds of private placement	422,545	422	189,723	190,145

Shares issued for services
1,950,000	1,950	(1,950)
Translation adjustment	7,464	7,464
Net Loss for the year	(297,860)	(297,860)
Balance , July 31, 2001

See accompanying summary of accounting policies and notes to financial statements.

BUSINESSWAY INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED JULY 31,

	2001	2000
	-----------	-----------

CASH PROVIDED BY ( USED IN ) OPERATING ACTIVITIES
Net Income (loss).........................................	$(297,860)	$7,540
Items not requiring cash outlay
Amortisation..............................................	109,317	18,674
Sub-total.................................................	(188,543)	26,214
Changes in non-cash working capital items Accounts receivable	(113,594)	(21,179)
Inventory.................................................	78,896	55,200
Prepaid Expenses..........................................	3,659	1,050
Accounts Payable and accruals.............................	(38,332)	18,500
Income Taxes Payable......................................	(4,876)	1,950
Translation adjustment....................................	1,707	0
Funds generated from (used in) operations.................	(261,083)	81,735
CASH PROVIDED BY ( USED IN ) FINANCING
Advance from a director...................................	(8,595)	0
Share capital.............................................	42,372	0
Additional paid-in capital................................	749,779	0
Increase( decrease) long term debt........................	(1,975)	(7,550)
Due to shareholders.......................................	(116,492)	3,500
Funds generated from (used in) financing..................	665,089	(4,050)
CASH PROVIDED BY ( USED IN ) INVESTMENTS
Acquisition of capital assets.............................	(605,728)	(22,500)
Acquisition of capital assets.............................	(605,728)	(22,500)
FUNDS (USED IN)GENERATED FROM INVESTMENTS.................	(605,728)	(22,500)
NET CHANGE FOR THE YEAR...................................	($201,722)	$55,185
CASH (DEFICIENCY) BEGINNING OF YEAR.......................	($49,725)	($104,910)
CASH END OF YEAR..........................................	($251,447)	($49,725)
	=========	=========

See accompanying summary of accounting policies and notes to financial statements.

BUSINESSWAY INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31,

	2001	2000
	---------	---------

SALES......................................................	$2,309,352	$2,956,012
COST OF SALES..............................................	1,910,076	2,481,834
	-----------	-----------
GROSS PROFIT...............................................	399,276	474,178
EXPENSES
SELLING...................................................	315,541	320,925
ADMINISTRATIVE............................................	343,531	125,051
FINANCIAL INTEREST PAID.................................	38,064	19,460
TOTAL EXPENSES............................................	697,136	465,436
NET INCOME BEFORE INCOME TAX	(297,860)	8,742
PROVISION FOR INCOME TAXES
CURRENT...................................................	0	2,821
DEFERRED..................................................	0	(1,619)
	-----------	-----------
	0	1,202
		-----------
NET INCOME(LOSS)	$(297,860)	$7,540
NET INCOME (LOSS) PER SHARE -BASIC AND DILUTED.............	$(0.005)	$0.001
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING..............	58,655,667	16,283,122

See accompanying summary of accounting policies and notes to financial statements.

BUSINESSWAY INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT JULY 31, 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States. The significant accounting principles are as follows:

(a) Consolidated financial statements and basis of presentation: The consolidated financial statements include the accounts of BusinessWay International Corp. and the accounts of Cor-bit Peripherals Inc. ,Le Groupe BusinessWay Inc. , BusinessWay Computer Centre Inc. , 3739007 Canada Ltd. and 3423336 Canada Ltd.(inactive). All inter-company transactions and balances have been eliminated.

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

(f) Income taxes: The Corporation uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognised for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that realisation of such benefits is more likely than not. To the extent that management does not consider their reliability to be more likely than not, a valuation allowance is provided for the difference. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognised in income in the period that includes the enactment date.

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

(i) Impairment of long-lived assets and long-lived assets to be disposed of: The Corporation accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognised is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

(n) BusinessWay also increased its authorised capital from 100,000,00 shares of $0.001 par value common stock and 40,000,000 Class A Special Voting shares, without par value, to 300,000,000 shares of $0.001 par value common stock and 120,000,000 Class A Special Voting Shares, without par value, (the "Capital Increase"). See the Form DEF 14C which have been previously filed with the Securities and Exchange Commission and which are incorporated herein by this reference. See Part III, Item 13.

(o) The Company has obtained a line of credit facility with a banking institution in Canada enabling it to borrow up to $231,000 based on accounts receivable and inventory provided as security to the bank.

(p) On September 13, 2000, the directors of the Company adopted the Company's Non-Qualified Stock Option Plan, pursuant to which the Plan Administrator is authorised to grant up to a total of 2,500,000 common shares. Reference is made to the information under the heading "SHARE EXCHANGE AGREEMENT - BUSINESSWAY COMPUTER CENTRE, INC. AND COR-BIT PERIPHERALS, INC." appearing under "Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" appearing in the Form 10-QSB of GlobalNetCare for the period ended June 30, 2000, as filed with the Securities and Exchange Commission (the "Acquisition Information"), and the Acquisition Information is hereby incorporated by reference. Under the terms of the Acquisition, GlobalNetCare has agreed to issue options to Faris Heddo to purchase 600,000 Common Shares of GlobalNetCare ("Shares") at $.50 per share and to purchase 500,000 Shares at $1.00 per share (collectively, the "Heddo Option Rights") as consideration for his agreement to serve as President, Chief Executive Officer, and a Director of GlobalNetCare. Pursuant to the Heddo Option Rights, on September 12, 2000, GlobalNetCare authorised the issuance of options to Mr. Heddo to purchase 100,000 Shares at $.50 per share. Under the terms of the Acquisition, GlobalNetCare has agreed to issue options to Michele Scott to purchase 600,000 Common Shares of GlobalNetCare ("Shares") at $.50 per share and 500,000 Shares at $1.00 per share (collectively, the "Scott Option Rights") as consideration for her agreement to serve as Chief Financial Officer, Vice President, Secretary and a Director of GlobalNetCare. Pursuant to the Scott Option Rights, on September 12, 2000, GlobalNetCare authorised the issuance of options to Ms. Scott to purchase 150,0000 Shares at $.50 per share. There were no exercises of stock options or free-standing Stock Appreciation Rights during the fiscal year ended July 31, 2001 by any of the Company's officers or directors.

q) The company 's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realisation of assets and liquidation of liabilities in the normal course of business. However, the company due to reduce sales volume has had difficulty in planning its future cash flow needs. Without realisation of additional capital, it would be unlikely for the company to continue as a going concern. It is management's plan to seek additional capital in connection with any business opportunities including business combination

NOTE 2. ORGANIZATION AND BUSINESS ACTIVITIES

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

NOTE 3. PROPERTY AND EQUIPMENT:
		ACCUMULATED AMORTIZATION	NET BOOK 2001	VALUE 2000
	COST
Leasehold Improvements.....	40,930	11,510	29,420	13,493
Computer...................	116,676	41,887	74,789	27,757
Furniture and fixtures.....	32,316	14,892	17,424	14,903
Master franchiser Rights..	506,865	75,934	430,931	0
	696,787	144,223	552,564	56,153

NOTE 4. SHARE CAPITAL:
	2001	2000
Authorised: 300,000,000 common shares, Par value of US$0.001 per share

Issued and outstanding:
58,655,667 common shares (2000 - 16,283122)	$42,386	$14

(a) Issue of shares: As indicated in note 1, the Corporation effected a thousand-for-one split of its common stock during 1998. In addition, the par value of the Corporation's common stock was changed from $1.00 to $0.001 per share and authorised shares of common stock were increased from 1,000 to 50,000,000 shares. In 1999, the Corporation issued 197,471 common shares for a cash consideration of $536,000. In addition, 24,908 common shares were issued as share issuance costs for an amount of $64,761. The Corporation also issued 1,500,000 common shares to employees and subcontractors for services rendered and license fees totalling $1,205,675.

(b) Stock options:

(i) Options granted: The Corporation granted options to employees . In the opinion of management, certain options were cancelled in accordance with termination clauses of such agreements. Changes in and certain service outstanding options were as follows:
		Exercise price
	Number	per share
Options outstanding, August 1 ,2000	-	-
Granted. . . . . . . . . . . . . .	2,200,000	$0.50
Options outstanding, July 31,2001	2,200,000

Options granted have to be exercised over a period not exceeding fifteen years.
At July 31, 2001, 2,200,000 outstanding options are exercisable.

Stock-based compensation: Stock-Based Compensation The Company applies APB Opinion 25 and related interpretations in accounting for its Stock Incentive Plan. Under APB 25, when the exercise price of employee stock options equals or is greater than the market price of the underlying stock on the date of grant, no compensation expense is recognised.

Warrants: In connection with issuance of shares, the Corporation has not issued any warrants.

NOTE 5. COMMITMENTS:

a) The Corporation leases its office and retail space under a leases expiring up to 2003. At July 31, 2001, future minimum rental payments required under the terms of the operating lease that have initial or remaining terms in excess of one year are as follows:

2002 $ 20,883

2003 $ 7,219

NOTE 6. INCOME TAXES:

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. Since the Corporation is a development stage corporation, the generation of future taxable income is dependent on the successful commercialization of its products and technologies.

NOTE 7. FINANCIAL INSTRUMENTS:

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

(c) Fair values: The following table presents the carrying amounts and estimated fair values of the Corporation's financial instruments at July 31, 2001 and July 31, 2000. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Fair value estimates are made as of a specific point in time using available information about the financial instrument. These estimates are subjective in nature and often cannot be determined with precision.
	Carrying Amount 2001	Fair Value 2001	Carrying Amount 2000	Fair Value 2000
Financial assets:
Cash and cash equivalents....	$ -	$ -	$ -	$ -
Accounts receivable..........	661,597	661,597	548,003	548,003
Financial liabilities:
Bank indebtedness............	251,447	251,447	49,725	49,725
Accounts payable.............	422,979	422,979	461,311	461,311
Other current liabilities....	1,863	1,863	76,403	76,403

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

NOTE 8. CONTINGENCY:

The Corporation is not a party to any pending action for damages of a material amount.

NOTE 9. RELATED PARTY TRANSACTIONS:

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

NOTE 10. SUBSEQUENT EVENTS:

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

Directors, executive officers and other significant employees:

POSITION HELD DATE FIRST ELECTED

NAME WITH THE COMPANY AGE OR APPOINTED

Fabrice Zambito Director, Chairman 31 December 10, 2000

Faris Heddo CEO, President, Director 39 September 12, 2000

Michele Scott Director, Secretary 36 September 12, 2000

Yoland Dumas Director 39 December 10, 2000

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

Reference is made to the information under the heading "SHARE EXCHANGE AGREEMENT

- BUSINESSWAY COMPUTER CENTRE, INC. AND COR-BIT PERIPHERALS, INC." appearing under "Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" appearing in the Form 10-QSB of GlobalNetCare for the period ended June 30, 2000, as filed with the Securities and Exchange Commission (the "Acquisition Information"), and the Acquisition Information is hereby incorporated by reference. Under the terms of the Acquisition, GlobalNetCare has agreed to issue options to Faris Heddo to purchase 600,000 Common Shares of GlobalNetCare ("Shares") at $.50 per share and to purchase 500,000 Shares at $1.00 per share (collectively, the "Heddo Option Rights") as consideration for his agreement to serve as President, Chief Executive Officer, and a Director of GlobalNetCare. Pursuant to the Heddo Option Rights, on September 12, 2000, GlobalNetCare authorized the issuance of options to Mr. Heddo to purchase 100,000 Shares at $.50 per share. Under the terms of the Acquisition, GlobalNetCare has agreed to issue options to Michele Scott to purchase 600,000 Common Shares of GlobalNetCare ("Shares") at $.50 per share and 500,000 Shares at $1.00 per share (collectively, the "Scott Option Rights") as consideration for her agreement to serve as Chief Financial Officer, Vice President, Secretary and a Director of GlobalNetCare. Pursuant to the Scott Option Rights, on September 12, 2000, GlobalNetCare authorized the issuance of options to Ms. Scott to purchase 150,0000 Shares at $.50 per share There were no exercises of stock options or freestanding Stock Appreciation Rights during the fiscal year ended July 31, 2001 by any of the Company's officers or directors.The Company does not have a Long-Term Incentive Plan.

BONUSES AND DEFERRED COMPENSATION

None

COMPENSATION PURSUANT TO PLANS

None

PENSION TABLE

None

OTHER COMPENSATION

None

COMPENSATION OF DIRECTORS

All Directors of BusinessWay did not receive any compensation for serving on the Board of Directors of the Company.

EMPLOYMENT CONTRACTS

BusinessWay has entered into Employment Agreements with Harvey Lalach, Jimmy Foussekis and John Heddo for the purposes of future business development.The Employment Agreements prohibit these persons from engaging in or advising, either directly or indirectly, any other business which is substantially competitive with any business then actively conducted. The Employment Agreements provide that BusinessWay will have the right to terminate any of these individual's employment, and that any executive will have the right at any time to terminate his employment with BusinessWay under the Employment Agreements. BusinessWay will provide an executive with the following benefits in the event of termination by BusinessWay other than for cause (as defined in the Employment Agreements) or by the executive for good reason (as defined in the Employment Agreements).

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

=================================================================

Faris Heddo

117 Gun Avenue,

Pointe-Claire, Quebec H9R 3X2 15,947,559 common shares 26.2%

=================================================================

Michelle Scott

117 Gun Avenue,

Pointe-Claire, Quebec H9R 3X2 12,688,315 common shares 20.8%

=================================================================

FONDACTION CSN Pour La Cooperation et L'Emploi

2100 Boulevard de Maisonneuve est,

Montreal, Quebec, H2K 4S1 6,000,000 convertible 9.9%

Class A Special Voting Shares

=================================================================

(1) Based on 52,655,667 common shares, 6,000,000 Class A Special Voting Shares and 2,200,000 Options (for a total of 60,855,667) outstanding as of. October 31, 2001. The following table lists, as of October 31, 2001, the number of common shares beneficially owned, and the percentage of the Company's common shares so owned, by each director and by all directors and executive officers as a group.
	AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER	BENEFICIAL OWNERSHIP	PERCENTAGE OF CLASS(1)
=====================	==================	====================
Fabrice Zambito	3,500,000	5.8%
Faris Heddo	15,947,559	26.2%
Michele Scott	12,688,315	20.8%
--------------------------------------------------------------------------------------------------------
Directors and Officer as a group	32,135,874	52.8%
=============================================================

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

/s/ Fabrice Zambito

Chairman of the Board / Director

Fabrice Zambito

 /s/ Faris Heddo

President / CEO / Director

Faris Heddo

/s/ Michele Scott

Chief Financial Officer / Vice President / Secretary/Director

Michele Scott