Form 10QSB
period 2002-01-31
BUSINESSWAY INTERNATIONAL CORP
filed 2002-03-18
CIK 1079574

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-QSB

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2002

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

N / A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by section 13 or 15(d) of Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of February 15, 2002, there are approximately 60,855,667 shares of common voting stock of the company held by non-affiliates.

BUSINESSWAY INTERNATIONAL CORPORATION FORM 10-QSB

INDEX
PART I

Item 1. Financial Statements

Consolidated Balance Sheets

Consolidated Financial Statements

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

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

BUSINESSWAY INTERNATIONAL CORPORATION Consolidated Balance Sheet As of January 31, 2002 (Unaudited) and July 31, 2001 (Audited)
	January 31, 2002	July 31, 2001
ASSETS
Current Assets
Cash	$0
Accounts Receivable	633,317	661,597
Inventory	177,821	130,134
Prepaid Expenses	3,253	3,386

Total Current Assets	$814,391	$795,117

Deferred Income Taxes	201	209

Capital Assets	490,645	552,564

	$1,305,237	$1,347,890

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank indebtedness	$215,776	$251,447
Accounts Payable and accruals	490,818	422,979
Income Taxes Payable	0	0
Advance from a director	92,176	55,307

Current Portion of Long Term Debt	0	1,863
Total Current Liabilities	$798,770	$731,596

Long Term debt	0	0

Due to shareholder	0	0

TOTAL LIABILITIES	$798,770	$731,596

STOCKHOLDERS' EQUITY
Share Capital	$42,386	$42,386
Additional paid-in capital	749,779	749,779
Comprehensive income	(7,859)	7,450

Deficit	(277,839)	(183,321)
TOTAL EQUITY	506,467	616,294

	$1,305,237	$1,347,890
See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION Consolidated Income Statement For the three months ended January 31, 2002 and 2001 (Unaudited)
	For the three months ended January 31, 2002	For the three months ended January 31, 2001	For the six months ended January 31, 2002	For the six months ended January 31, 2001

Sales	$244,232	$841,437	$431,933	$1,449,598

Cost of Sales	226,185	703,230	299,151	1,222,522

Gross Profit	18,047	138,207	132,782	227,076

Operating expenses
Communication	0	0	0	3,751
Rent	6,500	1,529	13,436	8,485
Transport and delivery	1,500	22,459	1,053	22,893
Advertising and business promotion	750	5,195	2,628	9,277
Store expenses	4,296	270	4,954	413
Automobile and travel	205	542	722	2,340
Salaries, commissions and benefits	45,969	75,182	96,878	135,508
Amortization	24,475	6,760	49,188	15,249
Interest and bank charges	9,570	1,373	15,725	3,659
Office expenses and general	427	2,788	2,418	8,917
Professional	13,437	11,305	26,029	144,805
Travel expenses	0	1,793	0	1,874
Utilities	3,408	4,612	6,589	10,737
Taxes , licenses and insurance	3,693	1,286	7,680	1,286

Total Expenses	$114,230	$135,094	$227,300	$369,174

Net Income(Loss) Before Taxes	$(96,183)	$3,113	$(94,518)	($142,098)

Provision for Taxes
Current		0		0
Deferred		0		0
		0		0

Net Income(Loss)	$(96,183)	$3,113	$(94,518)	($142,098)

Net loss per share basic and diluted	$(0.002)	$0.000	$(0.002)	($0.003)

Weighted average number of shares outstanding	58,655,667	58,655,667	58,655,667	58,655,667
See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION Consolidated Cash Flows Statement For the three months ended January 31, 2002 and 2001 (Unaudited)
	For the three months ended January 31, 2002	For the three months ended January 31, 2001	For the six months ended January 31, 2002	For the six months ended January 31, 2001

Cash provided by ( used in ) operating activities
Net income ( loss)	($96,183)	$3,113	(94,518)	(142,099)
Items not requiring cash outlay
Amortization	24,475	6,760	49,188	15,249

sub-total	(71,708)	9,873	(45,330)	(126,850)

Changes in non-cash working capital items
Accounts receivable	139,714	(189,807)	28,280	(376,096)
Inventory	(54,297)	(2,225)	(47,687)	11,337
Prepaid Expenses	16	52	133	2,572
Accounts Payable and accruals	(23,292)	(16,648)	67,839	(27,413)
Income Taxes Payable		(4,454)		(3,118)
Exchange on translation	(27,519)	234	(15,301)	1,417
Funds generated from operations	(37,086)	(202,975)	(12,066)	(518,151)

Cash provided by ( used in ) financing

Advance from a director	53,416	(63,902)	36,869	(63,902)
Share capital		(190,145)		859,041
Increase( decrease) long term debt	(1,863)	0	(1,863)	(1,975)
Due to shareholders		0		(116,492)

Funds generated from financing	51,553	126,243	35,006	676,672

Cash provided by ( used in ) investments

Acquisition of capital assets	(5,211)	(917)	12,731	(69,548)

Funds (used in)generated from investments	(5,211)	(917)	12,731	(69,548)

Net change for the year	9,256	($77,649)	35,671	88,973

Cash (deficiency) beginning of year	(225,032)	$116,897	(251,447)	(49,725)

Cash end of year	(215,776)	$39,248	(215,776)	$39,248

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION Consolidated Statement of Changes in Stockholders Equity For the three months ended January 31, 2002 and 2001 (Unaudited)
	COMMON	STOCK	ADDITIONAL PAID IN CAPITAL	COMPREHENSIVE OTHER INCOME	RETAINED EARNINGS (DEFICIT)	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT

Balance , July 31, 2001	58,655,667	$42,386	$749,779	$7,450	($183,321)	$616,294

Translation adjustment				(15,309)		(15,309)

Net Income for the period					(94,518)	(94,518)

Balance , January 31, 2002	58,655,667	$42,386	$749,779	$(7,859)	($277,839)	$506,467

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION Consolidated Statement of Comprehensive (Loss) Income For the three months ended January 31, 2002 and 2001 (Unaudited)
	For the three months ended January 31, 2002	For the three months ended January 31, 2001	For the six months ended January 31, 2002	For the six months ended January 31, 2001

Net income (Loss)
	(96,183)	3,113	(94,518)	(142,098)

Translation adjustment	(15,309)	(3,575)	(25,099)	(6,502)

Comprehensive income (loss)	(111,492)	(462)	(119,617)	(148,600)

Net loss per share - basic and diluted	(0.002)	(0.001)	(0.002)	(0.002)

Weighted average number of shares outstanding	58,655,667	58,655,667	58,655,667	58,655,667
See accompanying notes to financial statements
BUSINESSWAY INTERNATIONAL CORPORATION Notes to Consolidated Financial Statements Six-month period ended January 31, 2002

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

  Depreciation is provided using the following methods

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

  Income taxes: The Corporation uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between requires the recognition of future tax benefits such as net operating loss carry-forwards, to the extent that realization of such benefits is more likely than not. To the extent that management does not consider their reliability to be more likely than not, a valuation allowance is provided for the difference. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

3. SHARE CAPITAL

During the three-month period ended January 31, 2002, there were no significant changes in the Company's share capital structure.

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

Results of Operations

THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 2002 COMPARED TO THREE MONTHS AND SIX MONTHS ENDED JANUARY 31, 2001

Revenues

Sales in the second quarter for the three month period ended January 31, 2002 were lower than for the corresponding period in the prior year due to an overall reduced demand for computers and inability to finance all the orders. Revenues resulted from sales of computers and accessories to retail outlets that carry the BusinessWay franchise.

Cost of Sales

Cost of sales as a percentage of sales increased from 84.5% to 92.1% for the corresponding quarter in the prior year. Cost of sales are primarily dependent on the market conditions and availability of components for the computers and accessories sold by the Company.

Operating Expenses

Operating expenses were impacted by a number of significant changes in expense items. Salaries and commissions decreased from $75,182 in the second quarter of 2001 to $45,969 in the present period primarily as a result of a decrease in the number of paid employees from twelve to six. Amortization expense increased to $24,475 as a result of the amortization of franchiser rights capitalized in the fourth quarter of year 2001.

Net income

Primarily as result of the foregoing factors, the Company recorded a net loss of $96,183 during the second three months of fiscal year 2002.

Liquidity and Capital Resources

The Company has decreased its accounts receivable since the beginning of the fiscal year from $661,597 to $633,317, and decreased its bank indebtedness of $251,447 to $215,776 with the result that its total current assets have increased from $795,117 to $814,391 and the ratio of its current assets to current liabilities has decreased from 1.08 to 1 to 1.09 to 1.

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

Factors That May Affect Future Results

Competition: The computer industry is highly competitive and requires constant investment in research and development expenditures in order to keep pace with technology and competitors' products. The success of the company depends upon its ability to develop new products and to create market demand for these new and other existing products. If the company is unable to compete effectively or acquire additional financing to fund future research and development expenditures, it would have a materially adverse effect on the company's business operations and the company would not be able to continue marketing and developing products.

Dependence Upon External Financing: The company has been building its business through revenues generated from operations supplemented by the sale of its common stock. The ability of the company to continue its growth and expand its business is dependent upon the ability of the company to raise additional financing either through the issuance of additional stock or incurrence of debt.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

The Company's plan of operation is to seek out, investigate, and pursue a merger, acquisition, or other business combination with an entity desiring the perceived benefits offered by the Company as a result of its having a class of securities registered under the Exchange Act.

To date, the Company has not identified a suitable target entity for any type of business combination, and management has no particular type of merger, acquisition, or business opportunity in mind. No restrictions have been placed on management's discretion to seek out and participate in an appropriate business opportunity. Due to limited financial resources it is anticipated that only a single potential business venture will be pursued.

Selection of an appropriate business opportunity is complex and risky due to the Company's limited financial resources, the speculative nature of operations, management's limited time commitment to the Company, management's potential conflicts of interest, the burdens of being a reporting company, lack of market research, and competition in the marketplace. The Company's success is dependent upon locating and consummating a business combination, and there are no assurances that this will occur.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes In Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held an annual shareholders' meeting on March 8, 2002. The following matters were approved by a majority vote of the shareholders:

  Re-election of Fabrice Zambito as Chairman and Director for a period of one year.

  Re-election of Faris Heddo as Director for a period of one year.

  Re-election of Michele Scott as Director for a period of one year.

  Re-election of Stephane Morency (representing FondAction (CSN)) as Director for a period of one year.

  Ratification of the appointed independent chartered accountant - Robert M. Lawand C.A.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

None

Reports on Form 8-K.

None

SIGNATURES In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BUSINESSWAY INTERNATIONAL CORPORATION
Date: March 15, 2002	By: /s/ Michele Scott ______________________________ Michele Scott CFO and Vice-President