Form 10QSB/A
period 2002-01-31
BUSINESSWAY INTERNATIONAL CORP
filed 2002-03-18
CIK 1079574

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

52,655,667 Common Stock, par value $0.001, and 6,000,000 Class A Special Voting Convertible (convertible 1 to 1) Shares issued and outstanding as at February 15, 2002. As of February 15, 2002, there are approximately 23,219,793 shares of common voting stock of the company held by non-affiliates.

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