Form 10QSB
period 2002-04-30
BUSINESSWAY INTERNATIONAL CORP
filed 2002-06-14
CIK 1079574

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-QSB
[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2002
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________
Commission file number 000-27097
BUSINESSWAY INTERNATIONAL CORPORATION (Exact name of small business issuer as specified in its charter)
FLORIDA (State or other jurisdiction of incorporation or organization)	980215778 (IRS Employer Identification No.)
1480 RUE BÉGIN, SAINT-LAURENT, QUEBEC, CANADA, H4R 1X1 (Address of principal executive offices)
(514) 333-1373 (Issuer's telephone number)
117 GUN AVENUE, POINTE-CLAIRE, QUEBEC, CANADA, H9R 3X2
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

58,655,667 Common Stock, par value $0.001, Shares issued and outstanding as at June 05, 2002. As of June 05, 2002, there are approximately 23,219,793 shares of common voting stock of the company held by non-affiliates.

_____________________________________________________________________________________________________________

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

Signatures

_____________________________________________________________________________________________________________

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

BUSINESSWAY INTERNATIONAL CORPORATION Consolidated Balance Sheet As of April 30, 2002 (Unaudited) and July 31, 2001 (Audited)
	April 30, 2002	July 31, 2001
ASSETS
Current Assets
Cash
Accounts Receivable	468,106	661,597
Inventory	95,501	130,134
Prepaid Expenses	1,455	3,386

Total Current Assets	565,062	$795,117

Deferred Income Taxes	204	209

Capital Assets	507,938	552,564

	1,073,204	$1,347,890

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank indebtedness	224,111	$251,447
Accounts Payable and accruals	505,486	422,979
Income Taxes Payable	0	0
Advance from a director	90,537	55,307

Current Portion of Long Term Debt	0	1,863
Total Current Liabilities	820,134	$731,596

Long Term debt	0	0

Due to shareholder	0	0

TOTAL LIABILITIES	820,134	$731,596

STOCKHOLDERS' EQUITY
Share Capital	42,386	$42,386
Additional paid-in capital	749,779	749,779
Comprehensive income	7,531	7,450

Deficit	(546,626)	(183,321)
TOTAL EQUITY	253,070	616,294

	1,073,204	$1,347,890
See accompanying notes to financial statements

 _____________________________________________________________________________________________________________

BUSINESSWAY INTERNATIONAL CORPORATION Consolidated Income Statement For the three months and nine months ended April 30, 2002 and 2001 (Unaudited)
	For the three months ended April 30, 2002	For the three months ended April 30, 2001	For the nine months ended April 30, 2002	For the nine months ended April 30, 2001

Sales	$157,719	$725,042	589,652	$2,174,640

Cost of Sales	280,681	599,084	579,832	1,809,101

Gross Profit	(122,962)	125,958	9820	365,539

Operating expenses
Communication	0	0	0	3,751
Rent	17,908	8,607	24,429	17,092
Transport and delivery	747	1,493	1,226	24,386
Advertising and business promotion	337	11,173	2,062	20,450
Store expenses	2,850	15,660	7,804	16,073
Automobile and travel	12	913	734	3,253
Salaries, commissions and benefits	40,482	2,442	137,360	137,950
Amortization	24,596	6,184	73,784	21,433
Interest and bank charges	7,017	5,159	22,742	8,798
Office expenses and general	125	1,373	2,543	10,290
Professional	13,893	11,334	39,922	156,139
Travel expenses	0	0	0	1,874
Utilities	1,146	3,856	7,734	14,593
Taxes , licenses and insurance	839	0	8,519	13,791
Bad debts	44,266	0	44,266	0

Total Expenses	$154,218	$68,194	$373,125	$449,873

Net Income(Loss) Before Taxes	(277,180)	$57,764	(363,305)	($84,334)

Provision for Taxes
Current	0	0		0
Deferred	0	0		0
		0		0

Net Income(Loss)	(277,180)	$57,764	(363,305)	($84,334)

Net loss per share basic and diluted	($0.001)	$0.001	($0.001)	($0.001)

Weighted average number of shares outstanding	56,275,673	56,275,673	56,275,673	56,275,673
See accompanying notes to financial statements

 _____________________________________________________________________________________________________________

BUSINESSWAY INTERNATIONAL CORPORATION Consolidated Cash Flows Statement For the three months and nine months ended April 30, 2002 and 2001 (Unaudited)
	For the three months ended April 30, 2002	For the three months ended April 30, 2001	For the nine months ended April 30, 2002	For the nine months ended April 30, 2001

Cash provided by ( used in ) operating activities
Net income ( loss)	($277,180)	$57,764	($363,305)	(84,334)
Items not requiring cash outlay
Amortization	24,596	6,184	73,784	21,433

Sub-total	(252,584)	63,948	(289,521)	(62,901)

Changes in non-cash working capital items
Accounts receivable	165,211	272,546	193,491	(103,550)
Inventory	82,320	73,593	34,633	(61,256)
Prepaid Expenses	1,798	(19,389)	1,931	(16,817)
Accounts Payable and accruals	14,668	(108,919)	82,507	(136,332)
Income Taxes Payable	0	(8)	0	(3,126)
Exchange on translation	23,080	(246)	(1,777)	70
Funds generated from operations	34,493	281,525	21,264	(383,912)

Cash provided by ( used in ) financing

Advance from a director	(1,639)	0	35,230	(63,902)
Share capital	0	0	0	859,041
Increase( decrease) long term debt	0	0	0	(1,975)
Due to shareholders	0	70,938	0	(45,554)

Funds generated from financing	(1,639)	70,938	35,230	747,610

Cash provided by ( used in ) investments

Acquisition of capital assets	(41,189)	(436,665)	(29,158)	(506,113)

Funds (used in)generated from investments	(41,189)	(436,665)	(29,158)	(506,113)

Net change for the year	(8,335)	($84,202)	27,336	(141,415)

Cash (deficiency) beginning of year	(215,776)	(107,202)	(251,447)	(49,725)

Cash end of year	(224,111)	($191,140)	(224,111)	($191,140)

See accompanying notes to financial statements
_____________________________________________________________________________________________________________
BUSINESSWAY INTERNATIONAL CORPORATION Consolidated Statement of Changes in Stockholders Equity For the nine months ended April 30, 2002 and 2001 (Unaudited)
	COMMON	STOCK	ADDITIONAL PAID IN CAPITAL	COMPREHENSIVE OTHER INCOME	RETAINED EARNINGS (DEFICIT)	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT

Balance , July 31, 2001	58,655,667	$42,386	$749,779	$7,450	($183,321)	$616,294

Translation adjustment				81		81

Net Income for the period					(363,305)	(363,305)

Balance , April 30, 2002	58,655,667	$42,386	$749,779	$7,531	($546,626)	$253,070

See accompanying notes to financial statements

_____________________________________________________________________________________________
BUSINESSWAY INTERNATIONAL CORPORATION Consolidated Statement of Comprehensive (Loss) Income For the three months and nine months ended April 30, 2002 and 2001 (Unaudited)
	For the three months ended April 30, 2002	For the three months ended April 30, 2001	For the nine months ended April 30, 2002	For the nine months ended April 30, 2001

Net income (Loss)
	(277,180)	3,113	(363,305)	(84,334)

Translation adjustment	(25,390)	(3,575)	81	(6,502)

Comprehensive income (loss)	(302,570)	(462)	(363,224)	(90,836)

Net loss per share - basic and diluted	(0.001)	(0.001)	(0.001)	(0.002)

Weighted average number of shares outstanding	58,655,667	58,655,667	58,655,667	58,655,667
See accompanying notes to financial statements

 _____________________________________________________________________________________________________________

BUSINESSWAY INTERNATIONAL CORPORATION Notes to Consolidated Financial Statements Nine-month period ended April 30, 2002

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

  On September 13, 2000, the directors of the Company adopted the Company's Non-Qualified Stock Option Plan, pursuant to which the Plan Administrator is authorized to grant up to a total of 2,500,000 common shares. Reference is made to the information under the heading "SHARE EXCHANGE AGREEMENT - BUSINESSWAY COMPUTER CENTRE, INC. AND COR-BIT PERIPHERALS, INC. "appearing under "Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" appearing in the Form 10-QSB of GlobalNetCare for the period ended June 30, 2000, as filed with the Securities and Exchange Commission (the "Acquisition Information"), and the Acquisition Information is hereby incorporated by reference. Under the terms of the Acquisition, GlobalNetCare has agreed to issue options to Faris Heddo to purchase 600,000 Common Shares of GlobalNetCare ("Shares") at $.50 per share and to purchase 500,000 Shares at $1.00 per share (collectively, the "Heddo Option Rights") as consideration for his agreement to serve as President, Chief Executive Officer, and a Director of GlobalNetCare. Pursuant to the Heddo Option Rights, on September 12, 2000, GlobalNetCare authorized the issuance of options to Mr. Heddo to purchase 100,000 Shares at $.50 per share. Under the terms of the Acquisition, GlobalNetCare has agreed to issue options to Michele Scott to purchase 600,000 Common Shares of GlobalNetCare ("Shares") at $.50 per share and 500,000 Shares at $1.00 per share (collectively, the "Scott Option Rights") as consideration for her agreement to serve as Chief Financial Officer, Vice President, Secretary and a Director of GlobalNetCare. Pursuant to the Scott Option Rights, on September 12, 2000, GlobalNetCare authorized the issuance of options to Ms. Scott to purchase 150,0000 Shares at $.50 per share There were no exercises of stock options or freestanding Stock Appreciation Rights during the quarter ended April 30, 2002 by any of the Company's officers or directors.

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

The Company's financial statements are prepared using United States G.A.A.P. (generally accepted accounting principles) applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. It is management's plan 0to seek additional capital in connection with appropriate business opportunities including business combinations. The Company and its management is entertaining offers of potential acquisitions. The industry sector for these potential acquisitions and or mergers may or may not be of the company's present industry sector. These new acquisitions could be made in the way of a share exchange , stock options ,institutional borrowings or by means of a new private placement . Should any of these potential acquisitions be realized by the company, there would be a definite impact on the company resulting in a major re-structuring and re-organization of the company's present operations. However, there can be no assurance that any of the merger and acquisition proposals will be acceptable to the Company, its management or shareholders. Also the additional capital of institutional lending will be available when needed or available on terms that will be favorable to the Company its management and its shareholders.

3. SHARE CAPITAL

During the three-month period ended April 30, 2002, there were no significant changes in the Company's share capital structure.

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

GENERAL :

The Company currently is diversified into three distinct divisions of operations. The three division are personal computers manufacturing, retail store operations / franchising and business-to-business (B2B) internet software programming and development. The main stream of revenue is derived from the BusinessWay's Canadian wholly-owned subsidiary, Cor-Bit Peripherals Inc. ("Cor-Bit") which custom builds, manufactures and distributes the Cor-Bit line of computers. BusinessWay's primary source of revenue is now derived from the sales and distribution of its line of Cor-Bit brand of personal computers. Sales are made on a wholesale level and include a preferred sales arrangement through the independent chain BusinessWay Computer Centres franchised retail computer stores. BusinessWay has an arrangement with the BusinessWay retail chain franchiser to sell these made-to-measure computer systems. The products sold by the BusinessWay retail centers include the Cor-Bit line of custom computer systems, monitors, Storage Devices, Printers and a wide range of peripherals.

In order to increase revenue and market share, the registrant plans on to restructuring and reorganizing it's core personal computer business and will focus on sub-contracting the orders by third-parties. Due to economic situation and competitiveness of the current PC industry, management believes that this restructuring of all the registrant's wholly-owned Canadian subsidiaries and reorienting the business objectives of each to suit the competitive nature of the information technology sector. This will enable the company to become more priced, market competitive assist the independent distribution chain to attract computer store owners to join the BusinessWay banner. This action is expected to in long term outlook to increase sales for the Company. The Company believes that it offers independent retail stores a multitude of advantages, including lowering their cost base and providing them with many proven sales concepts and product branding. The Company's short term PC division focus will be to establish corporate owned and operated retail stores in and around the Montreal region. The company intends to support its network of corporate BusinessWay retail stores with its established B2B (business to business) solution software that provides real-time product procurement and order tracking for a just-in-time delivery. The Company is also seeking to grow its business through acquisitions, and joint ventures with others in the industry. The Company believes that it is distinguishable in the PC marketplace based on its unique purchasing system, high product quality control, customer service and technical support.

The company's software internet development division has completed the development of it's "DR-Medic.com" medical reservation system portal. Management is seeking to partner with or though a joint ventures with others in the internet software industry to market and launch this product. Management is seeking venture capital by means of private placements or other.

Management in it's continued pursuit of new business opportunities has on April 5, 2002 signed a Letter of Intent with Pourslo International Development Inc., an environmental and power plant "waste to energy" corporation. This business opportunity allows the company to diversify operations by capitalizing on this emerging environmental industry.

LETTER OF INTENT - POURSLO INTERNATIONAL DEVELOPMENT INC.

On April 5, 2002, the Company signed a Letter of Intent, pursuant to which it agreed to acquire the assets (the "Acquisition") of all the rights, new contracts, power plant technology know-how, as well as the present key personnel of Pourslo International Development Inc. ("Pourslo"), a privately held company incorporated under the laws of Quebec and Canada. Mr. Lakhmiri and Mr. Dubé are the sole shareholders, officers and directors of Pourslo.

The registrant has created a new wholly-owned Canadian subsidiary called WTE Power Corp. ("WTE Power") on June 12, 2002 in order to accommodate the new operations and acquired rights, new contracts, power plant technology know-how, as well as the present key personnel of Pourslo. Pursuant to the agreement, Mr. Lakhmiri will be the President of WTE Power Corp. and Mr. Dubé as the Vice-President and Faris Heddo as the Director. Mr. Lakhmiri would also be will be invited to sit as a Director of the registrant.

The principals of Pourslo will retain will retain the rights of the know how related to the "Waste to Energy" process. WTE Power,. will be given unconditional use and rights in the exploitation and installation of the "Waste to Energy" Technology and Process at no additional cost or royalties. Pourslo is a Canadian project development company who has the intention to patent some highly specialized process of "Waste to Energy" ("WTE") electrical power generation systems and equipment. Pourslo has been actively involved in research and development in this field for more than 25 years. Pourslo has signed several agreements with customers for the sale of this biomass energy to be produced from its WTE biomass power generation technology. Pourslo has also signed several electrical sales contracts, landfill use and lease agreements, landfill agreements and is in the process to undertake the construction project of a landfill facility located in the Province of Quebec. Pourslo has also signed and acquired a biomass power plant contract while on the Team Canada 2001 Trade mission to China that stipulates Pourslo to oversee, develop and install a biomass power plant project in the city of Dunhua, Jilin Province, China.

Closing of the Acquisition is subject to a number of conditions, the board of directors of the registrant has successfully and satisfactory completed and has approved the completion of the due diligence review of the business and affairs of Pourslo by the Company; and preparation and execution of formal documentation in connection with the Acquisition.

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

  providing liquidity for the principals of a business;

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

  the available technical, financial and managerial resources;

  working capital and other financial requirements;

  history of operation, if any;

  prospects for the future;

  present and expected competition;

  the quality and experience of management services which may be available and the depth of that management;

  the potential for further research, development or exploration;

  specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company;

  the potential for growth or expansion; - the potential for profit;

  the perceived public recognition or acceptance of products, services or trades; and

  name identification.

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

  visit and inspect material facilities;

  obtain independent analysis or verification of certain information provided;

  check references of management and key personnel, and

  take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

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

Cash Requirements

The Company anticipates that upon completion of the Acquisition related to the Letter of Intent signed with Pourslo International Development Inc, it will require funds in the amount of $1,000,000 through April 30, 2003, and as a result, will need to raise additional funds. In the event that the Acquisition is not successful, the Company it will require additional funds of $500,000over the next 12 months to continue its improvement and expansion of its computer related divisions including Product Research and Development .

At this time, the Company does not anticipate that it will purchase or sell a plant or any significant equipment over the next 12 months.

Changes in Employees

Upon completion of the Acquisition, the Company expects that it will take on employees of Pourslo In the Acquisition is not successful, the Company does not anticipate a change in its current number of employees.

Results of Operations

THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 2002 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED APRIL 30, 2001

Revenues

Sales in the third quarter for the three month period ended April 30, 2002 were lower than for the corresponding period in the prior year due to an overall reduced demand for computers and inability to finance all the orders. Revenues resulted from sales of computers and accessories to retail outlets that carry the BusinessWay franchise.

Cost of Sales

Cost of sales as a percentage of sales increased from 83.2% to 98.3% for the corresponding quarter in the prior year. Cost of sales are primarily dependent on the market conditions and availability of components for the computers and accessories sold by the Company.

Operating Expenses

Operating expenses were impacted by a number of significant changes in expense items. Salaries and commissions decreased from $2442 in the third quarter of 2001 to $40482 in the present period primarily as a result of a less tax research credits applied to date. Amortization expense increased to $24596 as a result of the amortization of franchiser rights capitalized in the fourth quarter of year 2001.

Net income

Primarily as result of the foregoing factors, the Company recorded a net loss of $277180 during the third three months of fiscal year 2002.

Liquidity and Capital Resources

The Company has decreased its accounts receivable since the beginning of the fiscal year from $661597 to $468106, and decreased its bank indebtedness of $251447 to $224411 with the result that its total current assets have increased from $795117 to $565062 and the ratio of its current assets to current liabilities has decreased from1.08 to 1 to 0.68 to 1.

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

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

None

Reports on Form 8-K.

None

SIGNATURES In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BUSINESSWAY INTERNATIONAL CORPORATION
Date: June 14, 2002	By: /s/ Michele Scott ______________________________ Michele Scott CFO and Vice-President