Form 10KSB
period 2002-07-31
BUSINESSWAY INTERNATIONAL CORP
filed 2002-11-13
CIK 1079574

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 31, 2002

COMMISSION FILE NUMBER _________

BUSINESSWAY INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

FLORIDA 980215778
(State of Incorporation) (I.R.S. Employer Identification Number)

1480 RUE BÉGIN, SAINT-LAURENT, QUEBEC, CANADA, H4R 1X1 (514) 333-1373
(Address and telephone number of principal executive offices)

117 GUN AVENUE, POINTE-CLAIRE, QUEBEC, CANADA, H9R 3X2
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

(1) Yes [ X ] No [ ]

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: July 31, 2002 - $597,621

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. October 31, 2002 - $162,539. There are approximately 23,219,793 shares of common voting stock of the Company held by non-affiliates. This valuation is based upon the average of the bid prices for shares of common stock of the Registrant on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") on this date.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS) N/A (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

58,655,667 Common Stock, par value $0.001 shares issued and outstanding as at October 31, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Issuer Format: Yes [ ] No [X]

PART I
ITEM 1. DESCRIPTION OF BUSINESS

YEAR ENDED JULY 31, 2002

BusinessWay International Corporation ("BusinessWay"). The Company was organized on October 30, 1980, under the laws of the State of Florida as C.N.W. Corp. On February 1, 1981, the Company issued 1,000 shares of its $1 par value common stock for services of $1,000. The Company did not have any activity before 1998 and, accordingly, commencement of its development stage is considered to be at the beginning of 1998. On July 21, 1998, the Company increased its capitalization from 1,000 common shares to 50,000,000 common shares. The par value was changed from $1 to $0.001. On July 21, 1998, the Company changed its name to C.N.W of Orlando Inc., and on December 28, 1998 it changed its name to GlobalNetCare, Inc. The company's direction and sole activities were to operate in Canada with the creation of wholly owned subsidiary Canadian subsidiary corporations. On February 3, 1998, the Company incorporated its wholly owned subsidiary, 3423336 Canada Ltd., a Canadian company, to develop a medical Website. However, the anticipated plans and operations of the Company for its medical Website have not and will not be achieved or pursued further. Due to its inability to generate sufficient revenues from these operations, the Company had decided to pursue a different course and line of business. The Corporation continues to operate the medical Website on a scaled down basis until a merger or new business opportunity could be located.

With the completion of the acquisition of Cor-Bit Peripherals Inc. and BusinessWay Computer Centers Inc. on September 12, 2000 (the "Acquisition"), the Company was no longer be considered a development stage enterprise. The acquisition included the incorporation of another wholly owned subsidiary, 3739007 Canada Ltd., for the purpose of acquiring 100% control of all issued and outstanding shares of Cor-Bit Peripherals Inc. and BusinessWay Computer Centers Inc. Under this share Exchange Agreement, the Company acquired the shares of Cor-Bit Peripherals Inc. and BusinessWay Computer Center Inc. in exchange of 40,000,000 exchangeable Preferred Shares (the "Preferred Shares") of 3739007 Canada Ltd. (which are exchangeable for the same number of shares of the Company's common stock), and 37,923,891 Class A Special Voting Shares in the capital of the Company (the "Special Voting Shares"). The Special Voting Shares were issued to the principal owners of the acquired companies. The principals of BusinessWay retained BusinessWay's franchise retail operations, as the retail operations of BusinessWay were not included under the terms of the Acquisition. At the closing date of acquisition, a new Board of Directors was formed consisting of the principals of BusinessWay, Cor-Bit as well as one former director of the company were put into place to lead the company in its new business direction.

The company comprising of wholly owned subsidiaries and with it's sole operation in Canada had now been diversified into three distinct divisions. The three divisions are personal computers manufacturing, retail store operations and franchising and the third division is the business-to-business (B2B) internet software programming and (B2B) Research and Development.

The personal computer manufacturer / assembler division operated by Cor-Bit Peripherals Inc. ("Cor-Bit") was the only Canadian subsidiary operating division that had an income stream. Cor-Bit sold personal computers to BusinessWay's independent franchise retail stores operations.

The internet software research development (B2B) was produced manufactured under Cor-Bit in early years had developed an internet-based software including a new business-to-business model, data base search software, and an access-based inventory management software link.

BusinessWay Computer Centers inc. is a non-operating subsidiary of the company which owns the website, "www.businessway.com" (the "BusinessWay Website"), this site is to be used as a multiple e-business site for the computer retail operations for the line of computers.

The medical website developed under 3423336 Canada Ltd. has remained inactive as a corporation but many investments made in the research and development stages of the company remain. This corporation with its history of developments in the medical website arena remains today the company foundation for all future internet-based application of the medical Website.

On January 31, 2001 GlobalNetCare changed its name to BusinessWay International Corporation. The name change took effect at the opening for trading on the OTC Bulletin Board on Thursday, February 8, 2001 under the new stock symbol "BITL". The Corporation's new CUSIP number is .12329Y 10 4. See the Form 8-K which have been previously filed with the Securities and Exchange Commission and which are incorporated herein by this reference. See Part III, Item 13. BusinessWay also increased its authorized capital from 100,000,00 shares of $0.001 par value common stock and 40,000,000 Class A Special Voting shares, without par value, to 300,000,000 shares of $0.001 par value common stock and 120,000,000 Class A Special Voting Shares, without par value, (the "Capital Increase"). See the Form DEF 14C which have been previously filed with the Securities and Exchange Commission and which are incorporated herein by this reference. See Part III, Item 13.

In March 2001, BusinessWay acquired through its wholly owned Canadian subsidiary Cor-Bit Peripherals Inc., the company BusinessWay Group Inc. ("BusinessWay Group"). BusinessWay Group operates as the master franchiser of seven independent retail computer stores located in the province Quebec. The company acquired 100% of the issued and outstanding common stock of BusinessWay Group Inc. by a unanimous vote and resolution of the board of directors of the company. This acquisition includes all the assets and assumption of all liabilities of the acquired company. The assets includes the master franchiser rights, contracts, the BusinessWay retail operation system and documentation, and the two retail stores situated in the Greater Montreal Region.

With the unforeseen downturn in the economy and computer industry as well as major price-cutting by competitors, the company was required to restructure and streamline certain operations. The independent franchise of existing retail stores put a major strain and load on the operations of Cor-Bit and BusinessWay Group. The relationship with the independent retailers deteriorated and management was faced with many restructuring and streamlining. The economic situation and competitiveness of the current PC industry, management believes that this restructuring of all the registrant's wholly owned Canadian subsidiaries and reorienting the business objectives of each to suit the competitive nature of the information technology sector. The company pursued a different direction to the way the PC business was in the future. The company adopted a new direction of "Corporately owned and operated retail stores". The techniques and application of the B2B system software was key in successfully implementing the new computer division strategy.

Management in it's continued pursuit of new business opportunities has on April 5, 2002 signed a Letter of Intent with Pourslo International Development Inc., an environmental and power plant "waste to energy" corporation. This would add a new business division in the environmental energy sector. Once concluded, this business opportunity allows the company to diversify operations by capitalizing on this emerging environmental industry. More specifically the company would be setting up projects and installations of power plant.

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

As of October 31, 2002, the acquisition had not been completed.

NEW COMPUWAY CORPORATE RETAIL STORES BANNER

Management foresaw a need for a new retail banner, "CompuWay" was created as the new concept corporate retail store of the future for the company.

In the process of restructuring the operations, of Cor-Bit were wound up at the end of May 2002 and subsequently, Le Groupe BusinessWay Inc. also followed suit by the end of July 2002. The wholly owned subsidiary, 3739007 Canada Ltd., was poised and final preparations for the start of a new banner and operations.

August 1 2002 marks the beginning of the first "CompuWay" retail store. The first retail store was opened in August 2002 in Ile Perrot, Quebec, the second store converted to the CompuWay Banner was the 1400 Sauve, Montreal, the third store acquired is the downtown Montreal, and the fourth retail store location opened is in Dollard-Des-Ormeaux, Quebec.

The company structure in November 2002 operates four corporate retail store locations and future plans are to continue in this type of structure and operations for the computer division. CompuWay sells made-to-measure computer systems. Theses products sold by the CompuWay retail centers include a line of custom computer systems, Notebooks, monitors, Storage Devices, Printers and a wide range of peripherals.

In order to increase revenue and market share, the Company plans on to distribution chain to acquire already existing computer stores to join the CompuWay banner. This action is expected to increase sales for the Company since it can convert only strategic stores and the company will have a better market strong hold with it's own corporately operated retail store. The Company believes that it offers consumers a multitude of advantages, including lowering their cost base and providing them with many proven sales concepts and product branding.

CompuWay's network of corporate retail stores with its established B2B (business to business) solution software that provides real-time product procurement and order tracking for a just-in-time delivery. The Company is also seeking to grow its business through acquisitions, and joint ventures with others in the industry. The Company believes that it is distinguishable in the PC marketplace based on its unique purchasing system, high product quality control, customer service and technical support. The Company also provides a 1-800 technical support call center to assist end-users on software and hardware technical issues concerning the personal computers. In order to expand its distribution base, the Company is planning to increase its investment in an advertising initiative to boost the recognition of the CompuWay brand name and products. The Company is continuing to invest in the Research and Product Development to enhance its present product line. The Company believes that it is distinguishable in the PC marketplace based on its unique purchasing system, high product quality control, customer service and technical support.

The Company's short-term PC division focus will be to establish "corporately owned and operated retail stores" in and around the Montreal region. The company believes that these initiatives should have a positive impact on revenues in the remaining portion of fiscal year 2003.

The company will be continuing to seek out strategic alliances that will enable the Company to generate increased sales either by direct sales or through joint venture projects. Although it is too early to predict actual sales volume level increases because of these alliances, the Company hopes for significant increases. The Company estimates that each new retail store that is opened under the CompuWay banner and distribution network will increase the Company's revenues in the range of $500,000 to $1.5 million per annum. As in every business, there is always unforeseen situations that could impact our ability to meet our business objectives.

INTERNET SOFTWARE DEVELOPMENTS

The company's internet software division to this date continues to focus on various software developments in the WEB applications arena During the last quarter of 2002, the company's software internet development division has completed the development of it's "DR-Medic.com" medical reservation system portal. Management is seeking to partner with or though a joint ventures with others in the internet software industry to market and launch this product. Management is seeking venture capital by means of private placements or other.

PRINCIPLE PRODUCTS OR SERVICES AND THEIR MARKETS

BusinessWay has found that rural and small-town computer markets have been left alone by the major computer companies which have chosen to focus on sales of complete systems alone or by major retailers who fail to offer parts, upgrade components or professional support to the computer user. The Company, through its wholly-owned subsidiaries, operates four (4) retail storefront locations under the name of CompuWay for components, upgrade parts and complete personal computers for use in the home, business and professional and government markets. All CompuWay locations provide complete sales and service, including full upgrade capabilities to its customers, no matter which brand or manufacturers' computer system a customer may have. Even as important as retail storefront sales, the Company has integrated a direct marketing plan using the Internet via its web sites (www. BusinessWay.com and www.compuway.ca), along with "direct to the customer" as established by Dell Computers and Gateway, to satisfy the demand of price conscious, "do-it-yourself" Internet customers. The Company's web sites have complete e-commerce capabilities for retail customers and wholesale buyers. The implementation of each phase places the Company in an opportune position to market its products and services in select niches, including the exciting Internet marketplace across the World Wide Web. The Company has built over the years commercial relationships with major manufacturers and other suppliers of parts and upgrade components. The ability to purchase directly from the manufacturer or to capitalize on discounted prices from other sources has been a key element in the advantageous cost structure of BusinessWay. In addition, the Company follows, in philosophy and in practice, the inventory methodology of "Just in Time" or JIT. This JIT inventory practice has kept the Company's inventory purchase costs as close to the current market of many price sensitive parts. While this practice requires virtually daily ordering and a continual management of all price sensitive inventory, the management time (and inventory control system) yields benefits that far exceed the extra effort. In the world we live in, a UPS/FEDEX/Mail delivery of JIT often saves substantial sums when inventory prices are declining. In an upwardly spiraling market, the Company can simply adjust its wholesale/retail prices to reflect daily price changes. An important element of the Company's success has been the honest, quality personnel retained by CompuWay. All of the Company's employees embody the philosophy of being "CompuWay - The Right Choice for Computers Today". Each of the founders has been instrumental in the selection of key personnel which has reached 8 employees as of the date of this Report. The Company will build on its strengths in the Quebec, Canada region marketplace and implement a disciplined and controlled expansion which will follow the growth pattern of other successful major retailers. The initial rural and "small-town" Canada approach will take the best of a proven, textbook Wal-Mart strategy. Further, the Company will build on its basic ideology of keeping a low overhead retail operation of a Radio Shack style storefront. For the year 2003, two (2) new corporate store openings are planned and the company. In order to increase revenue, sales and market share. The Company's management believes that this expansion could result in an enterprise of substantial standing and profitability. We believe that our products can be distinguished in the personal computer marketplace based on our unique purchasing system, product quality control, customer service and technical support. We also provide a toll-free technical support call center to assist end-users and independent retailers with software and hardware technical issues which may be encountered with the CompuWay line of personal computers. In order to expand our distribution base and increase recognition of the CompuWay brand name, we plan to increase our investment in our advertising initiative. We continue to invest in research and product development to enhance our present product line. We believe that these initiatives will have a positive impact on revenues in the upcoming fiscal year 2003. We will continue to seek out strategic alliances that will enable us to generate increased sales, either by direct sales, through joint venture projects, and will continue to seek further acquisitions and/or joint ventures with other companies in the computer technology industry. As in every business, there is always unforeseen situations that could impact our ability to meet our business objectives.

BUSINESS TO BUSINESS TECHNOLOGY

In addition to the sale of the CompuWay line of personal computers and related products, we provide end-to-end e-commerce solutions, and facilitate the transition of traditional business enterprises into the realm of electronic business. We analyze a company's current operational structure and design a solution that will allow for a seamless transition with little or no interruption in that company's day to day operations. We do this by implementing a networked automation solution, which reduces operating costs and allows for more efficient communications between departments in any given company. Our solution package enables us to either work with an existing infrastructure or build one from the ground up, and allows us to implement functions within almost any existing system. In addition, our packages offer a range of solutions, including dynamic inventory control, purchase forecasting, departmental collaboration and communication and automatic stock replenishment. We offer several services to assist in the implementation of our solutions, including:

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

COMPETITION.

The Company's present and intended business operations will center in areas of great competition, which will include many competitors who are larger, better financed and currently have a national or international image in these fields of endeavor. These competitors will include, in addition to many small other enterprises, the following: Wal-Mart Stores, Inc.; Tandy Corporation; Bureau En Gros; Future Shop Inc.; Dell Computer Corporation; Gateway, Inc.; Micron Technology, Inc.; Insight Enterprises, Inc.; and Apple Computers. The PC industry is highly competitive, especially with respect to pricing and the introduction of new products and product features. We compete primarily by adding new performance features to products while minimizing corresponding price increases. We believe that our direct sales model, franchise stores and customer service and support are additional competitive advantages. Competitive factors in our markets include price, availability of new technology, variety of products and features offered, availability of products and software, marketing and sales capability, and service and support. We believe that we compete reasonably with respect to each of these factors. Our results, however, could be adversely effected if we are unable to introduce new products or product features as quickly as our competitors or if our competitors offer products at significantly lower prices than we do. In recent years, along with many of our competitors, we have regularly lowered prices, and we expect these pricing pressures to continue. Softness in the PC market in the fourth quarter of 2001-well into 2002 has led a number of our competitors to aggressively cut pricing to spur sales and gain market share. If cost reductions or changes in product mix do not mitigate these pricing pressures, these competitive price pressures could substantially reduce our profits. The Company will be at a distinct disadvantage in competing with these entities, and its current competitive position in this industry must be deemed to be nominal; however, the Company intends to focus its efforts in rural and "small-town" Canada, which management believes has been neglected by its major competitors. The Company believes it will be a competitive force in these areas.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company purchases component and upgrade parts from a number of suppliers for further manufacturing or resale activities of complete component systems or upgrade and/or component parts. Most materials are readily available from suppliers. PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS. The only trademarks or trade names of the Company is "BusinessWay" and pending is the "CompuWay". GOVERNMENTAL APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES.  None, except as may be required in the bidding process for government contracts.

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
RESEARCH AND DEVELOPMENT EXPENSES

In 2002, the corporation's research and development division advanced on the development of its "Dr-Medic" medical reservation system portal. Management is seeking to partner with or through joint ventures with others to market and launch this product. Management is seeking to venture capital by means of private placement or other. This division is concentrating on the future of internet development that would be instrumental in the new e-commerce business sector. Research and development expenditures in 2002 amount to $100,000 as compared to $150,000 2001.

EMPLOYEES

As of July 31, 2002, 3540260 Canada Inc. had 6 full-time and 2 part-time employees and as of August 1, 2002 3937007 Canada Ltd. employed the 3540260 Canada Inc. employees as well as an additional 4 full-time and 1 part-time employees. As at October 31, 2002, 3937007 Canada Ltd. had 10 full-time and 3 part-time employees.

BLUE SKY CONSIDERATIONS

Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, and the Company has no current plans to register or qualify its shares in any state, holders of these shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky restrictions upon the ability of new investors to purchase the securities. These restrictions could reduce the size of any potential market. As a result of recent changes in federal law, non-issuer trading or resale of the Company's securities is exempt from state registration or qualification requirements in most states. However, some states may continue to restrict the trading or resale of blind pool or "blank-check" securities. Accordingly, investors should consider any potential secondary market for the Company's securities to be a limited one.

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

We have had significant working capital deficiencies and have experienced negative cash flows in the past. We have historically depended upon capital infusion from the issuance of long term debt and equity securities to provide the cash needed to fund operations. Our ability to continue in business depends upon our continued ability to obtain significant financing from external sources. If any additional capital that we may require were raised through borrowing or other debt financing, we would incur substantial additional interest expense. Sales of equity securities, through a traditional underwritten offering, would dilute, on a pro rata basis, the percentage ownership of all holders of common shares. There can be no assurance that any such financing would be available upon terms and conditions acceptable to us, if at all. The inability to obtain additional financing in a sufficient amount when needed and upon acceptable terms and conditions could have a materially adverse effect upon our business. WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO CONTINUE TO GROW OUR BUSINESS. Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and ability to successfully market our products. We have predicted that we will require approximately $350,000 over the period ending July 31, 2003 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that we:

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

THE LOSS OF ANY OF OUR KEY MANAGEMENT PERSONNEL WOULD HAVE AN ADVERSE IMPACT ON FUTURE DEVELOPMENT AND COULD IMPAIR OUR ABILITY TO SUCCEED.

Our performance is substantially dependent on the expertise of our key management personnel, and our ability to continue to hire and retain such personnel. There is intense competition for skilled personnel, particularly in the field of software development. The loss of any of our key management personnel could have a materially adverse effect on our business, development, financial condition, and operating results. We do not maintain "key person" life insurance on any of our directors or senior executive officers.

WE ARE DEPENDENT ON OUR CORPORATELY OWNED RETAIL STORES FOR THE SALES OF OUR PRODUCTS AND IF WE ARE NOT SUCCESSFUL IN EXPANDING AND MANAGING THE STORESAS WELL AS THE RAISING OF THE CAPITAL REQUIRED FOR GROWTH, OUR ABILITY TO GENERATE REVENUES WILL BE HARMED.

While we believe that these retail stores will continue growth, but there can be no assurance that we will be able to continue to deliver our products to the store in a timely manner or that they will be able to sell our products in the volumes that we anticipate. Our growth will be dependent on our ability to expand our distribution channels and the number of retail stores to market, to sell and distribute our products. While our strategy is to acquire additional retail store outlets, we may not be able to successfully in acquiring or opening any additional stores. There can be no assurance that we will be successful in our efforts to generate revenue from these stores. Any such failure would result in us having expended significant resources with little or no return on our investment, which would significantly harm our business.

FUTURE OPERATIONS.

We currently have four corporately owned retail CompuWay retail computer stores operating in Quebec, Canada, and wish to expand our operations into the Ontario, Canada and North Eastern United States. Such expansion involves additional business risks such as foreign currency fluctuation, government regulation, liability for foreign taxes and product sales, competition with locally strong competitors, operating losses until critical mass is reached, and delivery and support logistics.

In order to increase revenue and market share, the registrant plans on to restructuring and reorganizing it's core personal computer business and will focus on sub-contracting the larger orders to third parties.

During the next year, the management shall pursue to build this new business model. Based on the new model, the corporation would own and operate all retail stores under the new CompuWay banner. The corporation plan is to pursue the opening of several corporate owned and operated CompuWay retail stores. Our plans for future expansion of our network is the acquisition of existing computer retail stores and acquiring these strategic retail locations and converting them to the new CompuWay banner.

This will enable the company to become more priced, market competitive. This action is expected to in long term outlook to increase sales for the Company. The Company's short-term PC division focus will be to establish corporate owned and operated retail stores in and around the Montreal region. The company intends to support its network of corporate CompuWay retail stores with its established B2B (business to business) solution software that provides real-time product procurement and order tracking for a just-in-time delivery. The Company is also seeking to grow its business through acquisitions, and joint ventures with others in the industry. The Company believes that it is distinguishable in the PC marketplace based on its unique purchasing system, high product quality control, customer service and technical support.

The internet software development division will aggressively seek new venture capital and possibly partnering with other companies to market and further develop our projects. The company would also seek to acquire or to joint venture with other companies in diverse sectors not directly related to the present activities of the corporation. The company will be continuing to seek out strategic alliances that will enable the Company to generate increased sales either by direct sales or through joint venture projects diversifying in other sectors.

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

  name recognition, and

  experience than we do.

Our competitors may be able to respond more quickly to new or emerging advancements in the computer technology market and to devote greater resources to the development, promotion and sale of their products. We may not be able to successfully compete against current or future competitors, which could significantly harm our business. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships amongst themselves or with third parties that could increase their ability to capture a larger portion of the market share for products similar to those we offer. This type of existing and future competition could affect our ability to maintain agreements with current franchisees and to enter into agreements with prospective franchisees. No assurances can be given that we will be able to compete successfully against current and future competitors, and any failure to do so would have a materially adverse effect on our business.

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

PROTECTION OF TRADENAMES AND DOMAIN NAMES AGAINST ALL INFRINGERS.

We currently hold the Internet domain name "businessway.com" and "compuway.ca". Domain names generally are regulated by Internet regulatory bodies and are subject to change and may be superseded, in some cases, by the laws, rules and regulations governing the registration of tradenames and trademarks with the United States Patent and Trademark Office and certain other common law rights. In the event that the domain registrars are changed, new ones are created or we are deemed to be infringing upon another's tradename or trademark, it could be unable to prevent third parties from acquiring or using our domain name which could adversely affect our brand name and other proprietary rights.

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

WE RELY UPON TECHNOLOGY AND COMPUTER SYSTEMS.

We anticipate that it will be necessary to continue to invest in and develop new and enhanced technology on a timely basis to maintain our competitiveness. Significant capital expenditures may be required to keep our technology up to date. Investments in technology and future investments in upgrades and enhancements to software for such technology may not necessarily ensure our competitiveness. Our future success will also depend in part on our ability to anticipate and develop information technology solutions, which keep pace with evolving industry standards and changing client demands.

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

ITEM 2. PROPERTIES

BusinessWay's and it's subsidiaries' principal facilities as of July 31, 2002, are listed below. All of the principal facilities are leased. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service, and administration.

APPROX. LOCATION PRINCIPAL USE FLOOR AREA (SQ. FEET)

1480 Rue Bégin, Saint-Laurent, Quebec	Corporate Headquarters (Administration, Research & Development, Sales and Marketing)	300
1400 Sauve West, Suite 1488, Montreal, Quebec (BusinessWay Group Inc.)	Corporate Retail Sales Store	1,185
170 Grand Boulevard, Ile Perrot, Quebec (3739007 Canada Ltd.)	Corporate Retail Sales Store	2,200
ITEM 3. LEGAL PROCEEDINGS

As of July 31, 2002 BusinessWay is not a party to any pending legal proceeding.

From time to time, BusinessWay and its subsidiaries may be involved in litigation relating to claims arising out of its ordinary course of business. BusinessWay is not presently involved in any material litigation. BusinessWay is not a party to any pending legal proceeding.

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
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information

The Company's common shares trade in the United States on the National Association of Securities Dealers Over-the-Counter Bulletin Board (the "OTC Bulletin Board") with the symbol "GBCR" and CUSIP# 37937Q-10-2 until February 7, 2001. From February 8, 2001 BusinessWay's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") Over-The-Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "BITL," and CUSIP# 12329Y-10-4 . (1) The table set forth below lists the high and low bid prices on the OTC Bulletin Board for the Company's common shares since October 31, 2000(1).

The closing price on October 31, 2002 was $0.007.

FISCAL YEAR 2002
QUARTER ENDED:
HIGH	LOW
October 31, 2001	$0.04	$0.02
January 31, 2002	$0.05	$0.045
April 30, 2002	$0.03	$0.025
July 31, 2002	$0.03	$0.03
FISCAL YEAR 2001
QUARTER ENDED:
HIGH	LOW
October 31, 2000	$0.563	$0.438
January 31, 2001	$0.205	$0.2
April 30, 2001	$0.07	$0.07
July 31, 2001	$0.025	$0.022

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

HOLDERS
As of October 31, 2002, there were 58,655,667 shares of Common Stock outstanding, held of record by approximately 101 stockholders.
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

RECENT SALES OF UNREGISTERED SECURITIES
During the fiscal year ended 2002, there were no sales of unregistered securities.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the financial statements and related notes which are included elsewhere in this report. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, competition, availability of the Product and our ability to market our product.

GENERAL :

The Company currently is diversified into three distinct divisions of operations. All the operations are through the companies wholly owned Canadian subsidiaries. The three divisions of activities are personal computers manufacturing, retail store operations and business-to-business (B2B) internet software programming and development. The main stream of revenue is derived from PC sales through retail stores.

With the unforeseen downturn in the economy and computer industry as well as major price-cutting by competitors, the company was required to restructure and streamline certain operations. The independent franchise of existing retail stores put a major strain and load on the operations of Cor-Bit and BusinessWay Group. The relationship with the independent retailers deteriorated and management was faced with many restructuring and streamlining. The economic situation and competitiveness of the current PC industry, management believes that this restructuring of all the registrant's wholly owned Canadian subsidiaries and reorienting the business objectives of each to suit the competitive nature of the information technology sector. Due to restructuring and reorganization of the Canadian subsidiaries and the winding up of the operation of the two operating subsidiaries, 2225824 Canada Inc. and 3540260 Canada Inc.

The company in its reorganization and streamlining began the Corporate retail store concept of under the banner of CompuWay in August 2002. Management adopted to take this new direction for the PC division. The company anticipates that this restructuring and launching of the new CompuWay will positively impact future sales.

CompuWay's network of corporate retail stores with its established B2B (business to business) solution software that provides real-time product procurement and order tracking for a just-in-time delivery. The Company is also seeking to grow its business through acquisitions, and joint ventures with others in the industry. The Company believes that it is distinguishable in the PC marketplace based on its unique purchasing system, high product quality control, customer service and technical support. The Company also provides a 1-800 technical support call center to assist end-users on software and hardware technical issues concerning the personal computers. In order to expand its distribution base, the Company is planning to increase its investment in an advertising initiative to boost the recognition of the CompuWay brand name and products. The Company is continuing to invest in the Research and Product Development to enhance its present product line. The Company believes that it is distinguishable in the PC marketplace based on its unique purchasing system, high product quality control, customer service and technical support.

The Company's short-term PC division focus will be to establish "corporately owned and operated retail stores" in and around the Montreal region. The company believes that these initiatives should have a positive impact on revenues in the remaining portion of fiscal year 2003.

The company will be continuing to seek out strategic alliances that will enable the Company to generate increased sales either by direct sales or through joint venture projects. Although it is too early to predict actual sales volume level increases because of these alliances, the Company hopes for significant increases. The Company estimates that each new retail store that is opened under the CompuWay banner and distribution network will increase the Company's revenues in the range of $500,000 to $1.5 million per annum.

The company's software internet development division has completed the development of it's "DR-Medic.com" medical reservation system portal. Management is seeking to partner with or though a joint ventures with others in the internet software industry to market and launch this product. Management is seeking venture capital by means of private placements or other.

Management in it's continued pursuit of new business opportunities and diversification has on April 5, 2002 signed a Letter of Intent with Pourslo International Development Inc., an environmental and power plant "waste to energy" corporation. This business opportunity allows the company to diversify operations by capitalizing on this emerging environmental industry.

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

As of October 31, 2002, the acquisition had not been completed.

RESULTS OF OPERATIONS
REVENUES

Sales for the year July 31, 2002 were considerably lower than for the corresponding year due to restructuring and reorganization of the Canadian subsidiaries and the winding up of the operation of the two operating subsidiaries, 2225824 Canada Inc. in late May 2002 and 3540260 Canada Inc. at the July 2002. The company in its reorganization and streamlining began the Corporate retail store concept of under the banner of CompuWay in August 2002. The decrease in the demand for Personal Computers in the current fiscal year and the constraints imposed on the subsidiaries let management to take this new direction for the corporation. The reduction in revenue were due to this restructuring period. The Company has decreased in sales in part due to the major restructuring and streamlining during the latter part of the fiscal year 2002 and also due to a general sales downturn in the computer industry. 2002 fiscal year revenues resulted from sales of computers and accessories to retail outlets that carry the BusinessWay franchise. The future revenues for the company will be derived from the corporation's wholly owned Canadian subsidiaries, 3739007 Canada Ltd. operating under the CompuWay corporately owned retail stores. The company anticipates that this restructuring and the launching of the new CompuWay will positively impact future sales and will increase revenues to previous year's level and also as a result of additional outlets openings contemplated and other factors.

COST OF SALES

Cost of sales as a percentage of sales increased from 82.7% to 90.7% for the corresponding prior year. Cost of sales are primarily dependent on the market conditions for and availability of components for the computers and accessories sold by the Company. As well with the reduced sales, certain inventory components became obsolete with a resulting reduction in inventory value., the Company anticipates that the increasing volume of sales resulting from additional CompuWay corporate stores will allow it to obtain greater volume discounts and achieve other economies of scale and thereby reduce the percentage cost of sales in the future.

OPERATING EXPENSES

Operating expenses were impacted by a number of significant changes in expense items. Amortization expense decreased to $39,602 as a result of a writedown of certain capital assets therefore less amortization. Professional expenses, which were $155,627 for fiscal 2001, decreased to $45,248 during the current year as result of legal and accounting fees being greatly reduced due to more efficient internal work related to professional matters. Bad debts amounted to $365,450 relating to the closing of the company's operations operating under the name Cor-Bit Peripherals Inc.. As well, the franchisor rights were written down by an amount of $409,938.

NET INCOME
Primarily as a result of the foregoing factors, the Company's net loss increased to $1,041,004 during the year.
LIQUIDITY AND CAPITAL RESOURCES

The Company has decreased its accounts receivable since the beginning of the fiscal year from $661,597 to $194,149. The Company has a line of credit facility with a banking institution in Canada enabling it to borrow. At year end the company Cor-Bit owed some $218,933 based on accounts receivable and inventory provided as security to the bank. Total current assets have decreased from $795,117 to $227,295 and the ratio of its current assets to current liabilities has decreased from 1.01 to 1 to .30 to 1. In order for the Company to pursue and achieve its objective for its expansion of its CompuWay corporate retail computer store operations, as well as opening new retail outlets, the Company anticipates that it will need to raise approximately $350,000 of additional capital during the next twelve month period, as well, the Company needs to raise new capital in the order of $300,000 within the next six months to be able to fund its Research and Development and launch it's new medical business-to-business (B2B) web application portal. The Company will primarily seek these additional funds through private sales of its stock or through institutional borrowing or through new venture capital. However, there can be no assurance that additional capital of institutional lending will be available when needed or available on terms that will be favorable to the Company.

ITEM 7. FINANCIAL STATEMENTS

The Company's consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The consolidated financial statements are attached hereto and found immediately following the text of this Annual Report. The Auditor's Report of Robert M Lawand, Chartered Accountant, for the audited consolidated financial statements for the fiscal year ended July 31, 2002 is included herein immediately preceding the audited consolidated financial statements. Audited Consolidated Financial Statements and Financial Statement Schedules by Robert M Lawand C.A

BUSINESSWAY INTERNATIONAL CORP. CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2002 AND 2001
AUDITOR'S REPORT
FINANCIAL STATEMENTS
Consolidated Balance Sheets
Consolidate Statement of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Comprehensive(Loss) Income
Consolidated Statements of Stockholders&acute; Equity
Notes to Consolidated Financial Statements
BUSINESSWAY INTERNATIONAL'S AUDITED FINANCIAL FOR 2002
INDEPENDENT AUDITOR'S REPORT
To the Board of Directors and Stockholders of BusinessWay International Corporation Montreal, Quebec

We have audited the consolidated balance sheets of BusinessWay International Corp. as of July 31, 2002 and 2001, and the consolidated statements of operations, cash flows and stockholders' equity for the two years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the consolidated financial position of BusinessWay International Corp. as of July 31, 2002 and 2001, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles in the United States. The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company has a working capital problem that could affect its ability to meet its payments. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

November 11, 2002 /s/ Robert M. Lawand Robert M. Lawand, C.A Montreal, Quebec

BUSINESSWAY INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2002

	2002	2001
Current Assets
Accounts receivable &shy; net.................................	$ 194,149	$ 661,597
Inventory.................................................	33,146	130,134
Prepaid Expenses..........................................	-	3,386
	----------	---------
Total Current Assets..............................	227,295	795,117
Deferred Income Taxes.....................................	204	209
Capital Assets............................................	82,331	552,564
	----------	---------
Total Assets......................................	$ 309,830	$1,347,890
	========	=========
Current Liabilities
Bank Indebtedness.........................................	$ 218,933	$ 251,447
Accounts Payable..........................................	472,850	422,979
Income Taxes Payable......................................	0	0
Current portion of long-term debt.........................	0	1,863
Advance from a director...................................	63,278	55,307
	----------	---------
Total Current Liabilities.........................	755,061	731,596
Long Term Debt....................................	0	0
Due To Shareholders...............................	0	0
	----------	---------
Total Liabilities.................................	755,061	731,596
	----------	---------
Shareholders Equity
Share Capital.............................................	42,386	42,386
Additional Paid-In Capital................................	749,779	749,779
Other Comprensive Income..................................	(13,071)	7,450

Retained Earnings (Deficit)...............................	(1,224,325)	(183,321)
	----------	---------
Total Equity......................................	(445,231)	616,294
	----------	---------
Total Liabilities and Equity......................	$309,830	$1,347,890
	========	=========

See accompanying summary of accounting policies and notes to financial statements.

BUSINESSWAY INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED JULY 31,

	2002	2001
	------	------
Loss For The Year.........................................	(1,041,004)	(297,840)
Other Comprehensive Income (Loss).........................
Foreign Currency Translation Adjustment...................	(14,698)	(7,464)
	----------	----------
Consolidated Comprehensive Loss...........................	(1,055,702)	(305,304)
Basic and Diluted Comprehensive Loss Per Share............	(0.017)	(0.005)
Weighted Average Number of Shares Outstanding.............	58,655,667	58,655,667
	----------	----------

See accompanying summary of accounting policies and notes to financial statements.

BUSINESSWAY INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JULY 31, 2002 AND 2001

	COMMON STOCK		ADDITIONAL PAID IN CAPITAL	OTHER COMPREHENSIVE INCOME	RETAINED EARNINGS (DEFICIT)	TOTALS STOCKHOLDERS' EQUITY
	SHARES	AMOUNT
	--------	--------	--------	--------	--------	--------
BALANCES JULY 31, 2001	58,655,667	$ 42,386	$ 749,779	$ 7,450	$ (183,321)	$ 616,294
...................

Translation adjustment			(20,521)		(20,521)
Net Loss for the year				(1,041,004)	(1,041,004)
Balance , July 31, 2002	58,655,667	$42,386	$749,779	($13,071)	($ 1,224,325)	($445,231)

See accompanying summary of accounting policies and notes to financial statements.

BUSINESSWAY INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED JULY 31,

	2002	2001
	-----------	-----------

CASH PROVIDED BY ( USED IN ) OPERATING ACTIVITIES
Net Income (loss).........................................	($1,041,004)	($297,860)
Items not requiring cash outlay
Amortisation..............................................	32,082	109,317
Sub-total.................................................	($1,008,922)	(188,543)
Changes in non-cash working capital items Accounts receivable	467,448	(113,594)
Inventory.................................................	96,988	78,896
Prepaid Expenses..........................................	3,386	3,659
Accounts Payable and accruals.............................	49,871	(38,332)
Income Taxes Payable......................................	0	(4,876)
Translation adjustment....................................	(20,516)	1,707
Funds generated from (used in) operations.................	(411,745)	(261,083)
CASH PROVIDED BY ( USED IN ) FINANCING
Advance from a director...................................	7,971	(8,595)
Share capital.............................................	0	42,372
Additional paid-in capital................................	0	749,779
Increase( decrease) long term debt........................	(1,863)	(1,975)
Due to shareholders.......................................	0	(116,492)
Funds generated from (used in) financing..................	6,108	665,089
CASH PROVIDED BY ( USED IN ) INVESTMENTS
Acquisition of capital assets.............................	438,151	(605,728)
FUNDS (USED IN)GENERATED FROM INVESTMENTS.................	438,151	(605,728)
NET CHANGE FOR THE YEAR...................................	32,514	($201,722)
CASH (DEFICIENCY) BEGINNING OF YEAR.......................	($251,447)	($49,725)
CASH END OF YEAR..........................................	($218,933)	($251,447)
	=========	=========

See accompanying summary of accounting policies and notes to financial statements.

BUSINESSWAY INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2002

	2002	2001
	---------	---------

SALES......................................................	597,621	$2,309,352
COST OF SALES..............................................	541,860	1,910,076
	-----------	-----------
GROSS PROFIT...............................................	55,761	399,276
EXPENSES
SELLING...................................................	211,405	315,541
ADMINISTRATIVE............................................	885,360	343,531
FINANCIAL INTEREST PAID.................................	20,135	38,064
TOTAL EXPENSES............................................	1,096,765	697,136
NET LOSS BEFORE INCOME TAX	(1,041,004)	(297,860)
PROVISION FOR INCOME TAXES
CURRENT...................................................	0	0
DEFERRED..................................................	0	0
	-----------	-----------
	0	0
		-----------
NET INCOME(LOSS)	$(1,041,004)	$(297,860)
NET INCOME (LOSS) PER SHARE -BASIC AND DILUTED.............	$(0.017)	$(0.005)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING..............	58,655,667	58,655,667

See accompanying summary of accounting policies and notes to financial statements.

BUSINESSWAY INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT JULY 31, 2002

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States. The significant accounting principles are as follows:

(a) Consolidated financial statements and basis of presentation: The consolidated financial statements include the accounts of BusinessWay International Corp. and the accounts of Cor-bit Peripherals Inc., Le Groupe BusinessWay Inc., BusinessWay Computer Centers Inc. (inactive), 3739007 Canada Ltd., 3423336 Canada Ltd. (inactive), WTE POWER Corp. (inactive). All inter-company transactions and balances have been eliminated.

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

(i) Impairment of long-lived assets and long-lived assets to be disposed of: The Corporation accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

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

n) On April 5, 2002, the Company signed a Letter of Intent, pursuant to which it agreed to acquire the assets (the "Acquisition") of all the rights, new contracts, power plant technology know-how, as well as the present key personnel of Pourslo International Development Inc. ("Pourslo"), a privately held company incorporated under the laws of Quebec and Canada. The registrant has created a new wholly-owned Canadian subsidiary called WTE Power Corp. ("WTE Power") on June 12, 2002 in order to accommodate the new operations and acquired rights, new contracts, power plant technology know-how, as well as the present key personnel of Pourslo. Closing of the Acquisition is subject to a number of conditions, the board of directors of the registrant has successfully and satisfactory completed and has approved the completion of the due diligence review of the business and affairs of Pourslo by the Company; and preparation and execution of formal documentation in connection with the Acquisition. As of October 31, 2002, the acquisition had not been completed.

o) On June 14, 2002, the directors of the company amended the Non-Qualified Stock Option Plan, pursuant to which the Plan Administrator is authorized to grant up to a total of 5,800,000 common shares as filed on Form S-8 on June 21, 2002 (incorporated by reference in Part III of this Form 10-KSB).

NOTE 2. ORGANIZATION AND BUSINESS ACTIVITIES

YEAR ENDED JULY 31, 2002

BusinessWay International Corporation ("BusinessWay"). The Company was organized on October 30, 1980, under the laws of the State of Florida as C.N.W. Corp. On February 1, 1981, the Company issued 1,000 shares of its $1 par value common stock for services of $1,000. The Company did not have any activity before 1998 and, accordingly, commencement of its development stage is considered to be at the beginning of 1998. On July 21, 1998, the Company increased its capitalization from 1,000 common shares to 50,000,000 common shares. The par value was changed from $1 to $0.001. On July 21, 1998, the Company changed its name to C.N.W of Orlando Inc., and on December 28, 1998 it changed its name to GlobalNetCare, Inc. The company's direction and sole activities were to operate in Canada with the creation of wholly owned subsidiary Canadian subsidiary corporations. On February 3, 1998, the Company incorporated its wholly owned subsidiary, 3423336 Canada Ltd., a Canadian company, to develop a medical Website. However, the anticipated plans and operations of the Company for its medical Website have not and will not be achieved or pursued further. Due to its inability to generate sufficient revenues from these operations, the Company had decided to pursue a different course and line of business. The Corporation continues to operate the medical Website on a scaled down basis until a merger or new business opportunity could be located.

With the completion of the acquisition of Cor-Bit Peripherals Inc. and BusinessWay Computer Centers Inc. on September 12, 2000 (the "Acquisition"), the Company was no longer be considered a development stage enterprise. The acquisition included the incorporation of another wholly owned subsidiary, 3739007 Canada Ltd., for the purpose of acquiring 100% control of all issued and outstanding shares of Cor-Bit Peripherals Inc. and BusinessWay Computer Centers Inc. Under this share Exchange Agreement, the Company acquired the shares of Cor-Bit Peripherals Inc. and BusinessWay Computer Center Inc. in exchange of 40,000,000 exchangeable Preferred Shares (the "Preferred Shares") of 3739007 Canada Ltd. (which are exchangeable for the same number of shares of the Company's common stock), and 37,923,891 Class A Special Voting Shares in the capital of the Company (the "Special Voting Shares"). The Special Voting Shares were issued to the principal owners of the acquired companies. The principals of BusinessWay retained BusinessWay's franchise retail operations, as the retail operations of BusinessWay were not included under the terms of the Acquisition. At the closing date of acquisition, a new Board of Directors was formed consisting of the principals of BusinessWay, Cor-Bit as well as one former director of the company were put into place to lead the company in its new business direction.

The company comprising of wholly owned subsidiaries and with it's sole operation in Canada had now been diversified into three distinct divisions. The three division are personal computers manufacturing, retail store operations and franchising and the third division is the business-to-business (B2B) internet software programming and (B2B) Research and Development.

The personal computer manufacturer / assembler division operated by Cor-Bit Peripherals Inc. ("Cor-Bit") was the only Canadian subsidiary operating division that had an income stream. Cor-Bit sold personal computers to BusinessWay's independent franchise retail stores operations.

The internet software research development (B2B) was produced manufactured under Cor-Bit in early years had developed an internet-based software including a new business-to-business model, data base search software, and an access-based inventory management software link.

BusinessWay Computer Centers inc. is a non-operating subsidiary of the company which owns the website, "www.businessway.com" (the "BusinessWay Website"), this site is to be used as a multiple e-business site for the computer retail operations for the line of computers.

The medical website developed under 3423336 Canada Ltd. has remained inactive as a corporation but many investments made in the research and development stages of the company remain. This corporation with it's history of developments in the medical website arena remains today the company foundation for all future internet based application of the medical Website.

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

In March 2001, BusinessWay acquired through its wholly owned Canadian subsidiary Cor-Bit Peripherals Inc., the company BusinessWay Group Inc. ("BusinessWay Group"). BusinessWay Group operates as the master franchiser of seven independent retail computer stores located in the province Quebec. The company acquired 100% of the issued and outstanding common stock of BusinessWay Group Inc. by a unanimous vote and resolution of the board of directors of the company. This acquisition includes all the assets and assumption of all liabilities of the acquired company. The assets includes the master franchiser rights, contracts, the BusinessWay retail operation system and documentation, and the two retail stores situated in the Greater Montreal Region.

On May 17, 2002, Corbit Peripherals Inc. and Le Groupe BusinessWay Inc. changed their names respectively to 2225824 Canada Inc. hereinafter ("2225824 Canada") and 3540260 Canada Inc. hereinafter ("3540260 Canada").

With the unforeseen downturn in the economy and computer industry as well as major price-cutting by competitors, the company was required to restructure and streamline certain operations. The independent franchise of existing retail stores put a major strain and load on the operations of Cor-Bit and BusinessWay Group. On May 17, 2002, Corbit Peripherals Inc. and Le Groupe BusinessWay Inc. changed their names respectively to 2225824 Canada Inc. hereinafter ("2225824 Canada") and 3540260 Canada Inc. hereinafter ("3540260 Canada"). The relationship with the independent retailers deteriorated and management was faced with many restructuring and streamlining. The economic situation and competitiveness of the current PC industry, management believes that this restructuring of all the registrant's wholly owned Canadian subsidiaries and reorienting the business objectives of each to suit the competitive nature of the information technology sector. The company pursued a different direction to the way the PC business was in the future. The company adopted a new direction of "Corporately owned and operated retail stores". The techniques and application of the B2B system software was key in successfully implementing the new computer division strategy.

Management in it's continued pursuit of new business opportunities has on April 5, 2002 signed a Letter of Intent with Pourslo International Development Inc., an environmental and power plant "waste to energy" corporation. This would add a new business division in the environmental energy sector. Once concluded, this business opportunity allows the company to diversify operations by capitalizing on this emerging environmental industry. More specifically the company would be setting up projects and installations of power plant.

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

As of October 31, 2002, the acquisition had not been completed.

NEW COMPUWAY CORPORATE RETAIL STORES BANNER

Management foresaw a need for a new retail banner, "CompuWay" was created as the new concept corporate retail store of the future for the company.

In the process of restructuring the operations, of Cor-Bit were wound up at the end of May 2002 and subsequently, Le Groupe BusinessWay Inc. also followed suit by the end of July 2002. The wholly owned subsidiary, 3739007 Canada Ltd., was poised and final preparations for the start of a new banner and operations.

August 1 2002 marks the beginning of the first "CompuWay" retail store. The first retail store was opened in August 2002 in Ile Perrot, Quebec, the second store converted to the CompuWay Banner was the 1400 Sauve, Montreal, the third store acquired is the downtown Montreal, and the fourth retail store location opened is in Dollard-Des-Ormeaux, Quebec.

The company structure in November 2002 operates four corporate retail store locations and future plans are to continue in this type of structure and operations for the computer division. CompuWay sells made-to-measure computer systems. Theses products sold by the CompuWay retail centers include a line of custom computer systems, Notebooks, monitors, Storage Devices, Printers and a wide range of peripherals.

In order to increase revenue and market share, the Company plans on to distribution chain to acquire already existing computer stores to join the CompuWay banner. This action is expected to increase sales for the Company since it can convert only strategic stores and the company will have a better market strong hold with it's own corporately operated retail store. The Company believes that it offers consumers a multitude of advantages, including lowering their cost base and providing them with many proven sales concepts and product branding.

CompuWay's network of corporate retail stores with its established B2B (business to business) solution software that provides real-time product procurement and order tracking for a just-in-time delivery. The Company is also seeking to grow its business through acquisitions, and joint ventures with others in the industry. The Company believes that it is distinguishable in the PC marketplace based on its unique purchasing system, high product quality control, customer service and technical support. The Company also provides a 1-800 technical support call center to assist end-users on software and hardware technical issues concerning the personal computers. In order to expand its distribution base, the Company is planning to increase its investment in an advertising initiative to boost the recognition of the CompuWay brand name and products. The Company is continuing to invest in the Research and Product Development to enhance its present product line. The Company believes that it is distinguishable in the PC marketplace based on its unique purchasing system, high product quality control, customer service and technical support.

The Company's short-term PC division focus will be to establish "corporately owned and operated retail stores" in and around the Montreal region. The company believes that these initiatives should have a positive impact on revenues in the remaining portion of fiscal year 2003.

The company will be continuing to seek out strategic alliances that will enable the Company to generate increased sales either by direct sales or through joint venture projects. Although it is too early to predict actual sales volume level increases because of these alliances, the Company hopes for significant increases. The Company estimates that each new retail store that is opened under the CompuWay banner and distribution network will increase the Company's revenues in the range of $500,000 to $1.5 million per annum.

INTERNET SOFTWARE DEVELOPMENTS

The company's internet software division to this date continues to focus on various software developments in the WEB applications arena During the last quarter of 2002, the company's software internet development division has completed the development of it's "DR-Medic.com" medical reservation system portal. Management is seeking to partner with or though a joint ventures with others in the internet software industry to market and launch this product. Management is seeking venture capital by means of private placements or other.

NOTE 3. PROPERTY AND EQUIPMENT:
COST	ACCUMULATED AMORTIZATION	NET BOOK 2002	VALUE 2001

Leasehold Improvements	40,930	21,016	19,914	20,420
Computer	116,676	66,053	50,623	74,789
Furniture and fixtures	32,316	20,522	11,794	17,424
Master franchiser Rights	0	0	0	430,931
189,922	107,591	82,331	552,564
NOTE 4. SHARE CAPITAL:
2002	2001
Authorized: 300,000,000 common shares, Par value of US$0.001 per share
Issued and outstanding:
58,655,667 common shares (2000 - 16,283122)	$42,386	$42,386
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
  Stock options:

(i) Options granted: The Corporation granted options to employees. In the opinion of management, certain options were cancelled in accordance with termination clauses of such agreements. Changes in and certain service outstanding options were as follows:

Number	Exercise price per share
Options outstanding, August 1 ,2001	-	-
Granted. . . . . . . . . . . . . .	-	-
Options outstanding, July 31,2002	2,200,000
Options granted have to be exercised over a period not exceeding fifteen years.
At July 31, 2002, 2,200,000 outstanding options are exercisable.

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
NOTE 5. COMMITMENTS:

a) The Corporation leases its office and retail space under leases expiring up to 2003. At July 31, 2002, future minimum rental payments required under the terms of the operating lease that have initial or remaining terms in excess of one year are as follows:

2003	$ 7,219
NOTE 6. INCOME TAXES:
Losses carry forward available for the Canadian operations amount to:
$29,000	expire in 2005
$1,361,000	expire in 2006
$205,000	expire in 2007
$1,041,004	expire in 2008
Losses carry forward available for the US operations amount to:
$32,000	expire in 2018

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

(c) Fair values: The following table presents the carrying amounts and estimated fair values of the Corporation's financial instruments at July 31, 2002 and July 31, 2001. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Fair value estimates are made as of a specific point in time using available information about the financial instrument. These estimates are subjective in nature and often cannot be determined with precision.

Carrying Amount 2002	Fair Value 2002	Carrying Amount 2001	Fair Value 2001
Financial assets:
Cash and cash equivalents....	$ -	$ -	$ -	$ -
Accounts receivable..........	194,149	194,149	661,597	661,597
Financial liabilities:
Bank indebtedness............	218,933	218,933	251,447	251,447
Accounts payable.............	472,850	472,850	422,979	422,979
Other current liabilities....	0	0	1,863	1,863

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

NOTE 8. CONTINGENCY:
As at July 31, 2002 the corporation is not a party to any pending action for damages of a material amount.
NOTE 9. RELATED PARTY TRANSACTIONS:

During 2001, the Corporation acquired the all the outstanding common voting shares of the company Le Groupe BusinessWay from a director for a total sum $1. This company had the franchiser rights for the BusinessWay retail chain. During the same year, the Company repaid a former director advances owing amounting to $63,902. Since October 2000, Faris Heddo, majority shareholder and director advanced to the company $63,278 which were non-interest bearing and repayable in the next year.

NOTE 10. SUBSEQUENT EVENTS:

August 1 2002 marks the beginning commenced operations under 3739007 Canada Ltd., a wholly owned Canadian subsidiary and launched the CompuWay corporate retail store concept. The first "CompuWay" retail store opened in August 2002 in Ile Perrot, Quebec, the second store converted to the CompuWay Banner was the 1400 Sauve, Montreal, the third store acquired is the downtown Montreal, and the fourth retail store location opened is in Dollard-Des-Ormeaux, Quebec.

The company structure in November 2002 operates four corporate retail store locations and future plans are to continue in this type of structure and operations for the computer division. CompuWay sells made-to-measure computer systems. Theses products sold by the CompuWay retail centers include a line of custom computer systems, Notebooks, monitors, Storage Devices, Printers and a wide range of peripherals.

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

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table and text sets forth the names and ages of all directors, executive officers and significant employees of the Company as of October 15, 2002. All of the directors serve until the next Annual General Meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Subject to any applicable employment agreement, executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of shareholders. Also provided is a brief description of the business experience of each director, executive officer and significant employee during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Directors, executive officers and other significant employees:
NAME WITH THE COMPANY	POSITION HELD	AGE	DATE FIRST ELECTED OR APPOINTED
Fabrice Zambito	Director, Chairman	32	December 10, 2000
Faris Heddo	CEO, President, Director	40	September 12, 2000
Michele Scott	Director, Secretary	37	September 12, 2000

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

Faris Heddo

Mr. Faris Heddo is the founder of BusinessWay Computer Centers in 1988. Mr. Heddo is one of the principal shareholders of BusinessWay International Corporation.

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

ITEM 10. EXECUTIVE COMPENSATION

The Company's chief executive officer received an annual salary of CDN$40,000 from Cor-Bit Peripherals Inc. (a wholly owned subsidiary of BusinessWay International Corporation) and he did not receive any other compensation during the fiscal years ended July 31, 2002.

OPTIONS / SAR GRANTS

The Company did not grant any options during the fiscal years ended 2002, nor were there any freestanding Stock Appreciation Rights. On September 13, 2000, the directors of the Company adopted the Company's Non-Qualified Stock Option Plan, pursuant to which the Plan Administrator is authorized to grant up to a total of 2,500,000 common shares. On June 14, 2002, the directors of the company amended the Non-Qualified Stock Option Plan, pursuant to which the Plan Administrator is authorized to grant up to a total of 5,800,000 common shares as filed on Form S-8 on June 21, 2002 (incorporated by reference in Part III of this Form 10-KSB).

Reference is made to the information under the heading "SHARE EXCHANGE AGREEMENT

  BUSINESSWAY COMPUTER CENTRE, INC. AND COR-BIT PERIPHERALS, INC." appearing under "Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" appearing in the Form 10-QSB of GlobalNetCare for the period ended June 30, 2000, as filed with the Securities and Exchange Commission (the "Acquisition Information"), and the Acquisition Information is hereby incorporated by reference. Under the terms of the Acquisition, GlobalNetCare has agreed to issue options to Faris Heddo to purchase 600,000 Common Shares of GlobalNetCare ("Shares") at $.50 per share and to purchase 500,000 Shares at $1.00 per share (collectively, the "Heddo Option Rights") as consideration for his agreement to serve as President, Chief Executive Officer, and a Director of GlobalNetCare. Pursuant to the Heddo Option Rights, on September 12, 2000, GlobalNetCare authorized the issuance of options to Mr. Heddo to purchase 100,000 Shares at $.50 per share. Under the terms of the Acquisition, GlobalNetCare has agreed to issue options to Michele Scott to purchase 600,000 Common Shares of GlobalNetCare ("Shares") at $.50 per share and 500,000 Shares at $1.00 per share (collectively, the "Scott Option Rights") as consideration for her agreement to serve as Chief Financial Officer, Vice President, Secretary and a Director of GlobalNetCare. Pursuant to the Scott Option Rights, on September 12, 2000, GlobalNetCare authorized the issuance of options to Ms. Scott to purchase 150,0000 Shares at $.50 per share There were no exercises of stock options or freestanding Stock Appreciation Rights during the fiscal year ended July 31, 2002 by any of the Company's officers or directors. The Company does not have a Long-Term Incentive Plan.

BONUSES AND DEFERRED COMPENSATION

None

COMPENSATION PURSUANT TO PLANS

None

PENSION TABLE

None

OTHER COMPENSATION

None

COMPENSATION OF DIRECTORS

All Directors of BusinessWay did not receive any compensation for serving on the Board of Directors of the Company.

EMPLOYMENT CONTRACTS

None

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As used in this section, the term "beneficial ownership" with respect to a security is defined by Regulation 228.403 under the Securities Exchange Act of 1934, as amended, as consisting of: (1) any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power (which includes the power to vote, or to direct the voting of such security) or investment power (which includes the power to dispose, or to direct the disposition of, such security); and (2) any person who, directly or indirectly, creates or uses a trust, proxy, power of attorney, pooling arrangement or any other contract, arrangement or device with the purpose or effect of divesting such person of beneficial ownership of a security or preventing the vesting of such beneficial ownership. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated. As of October 31, 2002, the Company had a total of 58,655,667 common shares ($0.001 par value per common share) issued and outstanding, held of record by approximately 101 stockholders. As of October 31, 2002, no person known to the Company was the beneficial owner of more than five percent (5%) of the outstanding common shares of the Company except the following:

NAME AND ADDRESS AMOUNT AND NATURE OF PERCENTAGE OF BENEFICIAL OWNER BENEFICIAL OWNERSHIP OF CLASS (1)
Fabrice Zambito 1480 Rue Bégin, Saint-Laurent, Quebec H4R 1X1	3,580,000 common shares	5.88%
Faris Heddo 1480 Rue Bégin, Saint-Laurent, Quebec H4R 1X1	15,847,559 common shares	26.04%
Michelle Scott 1480 Rue Bégin, Saint-Laurent, Quebec H4R 1X1	12,688,315 common shares	20.85%
FONDACTION CSN Pour La Cooperation et L'Emploi 2100 Boulevard de Maisonneuve est, Montreal, Quebec, H2K 4S1	6,000,000 common shares	9.85%

(1) Based on 58,655,667 common shares and 2,200,000 Options (for a total of 60,855,667) outstanding as of October 31, 2002. The following table lists, as of October 31, 2002, the number of common shares beneficially owned, and the percentage of the Company's common shares so owned, by each director and by all directors and executive officers as a group.

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENTAGE OF CLASS(1)
========================	==================	========================
Fabrice Zambito	3,580,000	5.88%
Faris Heddo	15,847,559	26.04%
Michele Scott	12,688,315	20.85%
------------------------------	-------------------------	------------------------------
Directors and Officer as a group	32,115,874	52.77%
========================	==================	========================

(1) Based on 58,655,667 common shares and 2,200,000 Options (for a total of 60,855,667) outstanding as of October 31, 2002 and, as to a specific person, shares that can be issued pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

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

1.1 Form 8-K, filed 17/06/2002

INDEX TO EXHIBITS

2.1 Form S-8, filed 21/06/2002

** These documents and related exhibits have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BusinessWay International Corporation

By:

/s/ Fabrice Zambito

Fabrice Zambito

Chairman Of the Board and Director

Date: November 11, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities indicated on November 11, 2002.

/s/ Fabrice Zambito

Chairman of the Board / Director

Fabrice Zambito

 /s/ Faris Heddo

President / CEO / Director

Faris Heddo

/s/ Michele Scott

Chief Financial Officer / Vice President / Secretary/Director

Michele Scott