Form 10QSB
period 2002-10-31
BUSINESSWAY INTERNATIONAL CORP
filed 2002-12-23
CIK 1079574

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 31, 2002

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

(514) 425 - 4222 (Issuer's telephone number)

N / A (Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

58,655,667 Common Stock, par value $0.001, shares issued and outstanding as at December 13, 2002. As of December 13, 2002, there are approximately 23,219,793 shares of common voting stock of the company held by non-affiliates.

INDEX
Part I
Item 1. Financial Statements
Consolidated Balance Sheets
Consolidated Income Statements
Consolidated Cash Flows Statement
Consolidated Statement of Changes in Stockholders Equity
Consolidated Comprehensive Statement of Income (Loss)
Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

Part II
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

BUSINESSWAY INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of October 31, 2002 (Unaudited) and 2002 (Audited)

					October 31 2002	July 31 2002

Assets

Current Assets
Accounts Receivable					200,400	194,149
Inventory					71,103	33,146
Prepaid Expenses					0	0

Total Current Assets					271,503	227,295

Deferred Income Taxes					204	204

Capital Assets					80,001	82,331

					351,708	309,830

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank indebtedness					226,811	218,933
Accounts Payable and accruals					500,154	472,850
Income Taxes Payable					0	0
Advance from a director					63,278	63,278
Current Portion of Long Term Debt					0	0
Total Current Liabilities					790,243	755,061

Long Term debt					0	0
Due to shareholder					0	0

TOTAL LIABILITIES					790,243	755,061

STOCKHOLDERS' EQUITY

Share Capital					42,386	42,386
Additional paid-in capital					749,779	749,779
Comprehensive income					(6,758)	(13,071)
Deficit					(1,223,942)	(1,224,325)

TOTAL EQUITY					(438,535)	(445,231)

Total Equity and Liabilities					351,708	309,830

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION
Consolidated Income Statement
For the three months ended October 31, 2002 and 2001
(Unaudited)

					October 31 2002	October 31 2001

Sales					113,800	187,701

Cost of Sales					44,220	72,966

Gross Profit					69,580	114,734

Operating expenses

Communication					2,127	0
Rent					13,897	6,936
Transport and delivery					1,584	553
Advertising and business promotion					2,574	1,928
Store expenses					0	658
Automobile and travel					0	517
Salaries, commissions and benefits					37,896	50,909
Amortization					4,211	24,713
Interest and bank charges					1,820	6,155
Office expenses and general					937	1,991
Professional					3,155	12,592
Travel expenses					0	0
Utilities					179	3,181
Taxes , licenses and insurance					817	3,987

Total Expenses					69,197	114,120

Net Income(Loss) Before Taxes					383	615

Provision for Taxes
Current					0	0
Deferred					0	0

Net Income(Loss)					383	615

Net loss per share basic and diluted					0.000	0.000

Weighted average number of shares outstanding					58,655,667	58,655,667

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION
Consolidated Cash Flows Statement
For the three months ended October 31, 2002 and 2001
(Unaudited)

					October 31 2002	October 31 2001

Cash provided by ( used in ) operating activities
Net income ( loss)					383	615
Items not requiring cash outlay
Amortization					4211	24,713

sub-total					4594	25,328

Changes in non-cash working capital items
Accounts receivable					(6,251)	(109,695)
Inventory					(37,957)	6,610
Prepaid Expenses					0	117
Accounts Payable and accruals					27,304	91,131
Income Taxes Payable					0	1,739
Exchange on translation					6,313	9,790
Funds generated from operations					(5,997)	(25,020)

Cash provided by ( used in ) financing

Advance from a director					0	(16,547)
Share capital					0	0
Increase( decrease) long term debt					0	0
Due to shareholders					0	0

Funds generated from financing					0	(16,547)

Cash provided by ( used in ) investments

Acquisition of capital assets					(1,881)	17,942

Funds (used in)generated from investments					(1,881)	17,942

Net change for the year					(7,878)	26,415

Cash (deficiency) beginning of year					(218,933)	251,447

Cash end of year					(226,811)	225,032

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION
Consolidated Statement of Changes in Stockholders Equity
For the three months ended October 31, 2002 and 2001
(Unaudited)

	COMMON STOCK		ADDITIONAL PAID IN CAPITAL	COMPREHENSIVE OTHER INCOME	RETAINED EARNINGS (DEFICIT)	TOTAL STOCK HOLDERS' EQUITY
	SHARES	AMOUNT
Balance , July 31, 2002	58,655,667	42,386	749,779	(13,071)	(1,224,325)	(445,231)

Translation adjustment				6,313		6,313

Net Income for the period					383	383

Balance , October 31, 2002
	58,655,667	42,386	749,779	(6,758)	(1,223,942)	(438,535)
See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION
Consolidated Statement of Comprehensive (Loss) Income
For the three months ended October 31, 2001 and 2000
(Unaudited)

					October 31 2002	October 31 2001

Net Income(Loss)					383	615

Translation adjustment					6,313	13,385

Comprehensive income(loss)					6,696	14,000

Net loss per share - basic and diluted					0.0001	0.000

Weighted average number of shares outstanding					58,655,667	58,655,667

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
Three-month period ended October 31, 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States. The significant accounting principles are as follows:
a)

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

b)
Cash and cash equivalents: The Corporation considers all investments that are highly liquid with an original maturity of three months or less and readily convertible into cash to be cash equivalents.
c)
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

d)
Research and development expenditures: Research and development expenditures, if any, are expensed as incurred.
e)
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
f)
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
g)
Comprehensive income: Effective January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and its components.
h)
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
i)
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
j)
Net loss per share: Net loss per share is computed using the weighted average number of shares outstanding during the period. The fully diluted loss per share has not been disclosed because the effect of common shares issue-able upon the exercise of options and warrants is anti-dilutive.
k)
Dividends: The Corporation has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.
l)
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
m)
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

3. SHARE CAPITAL
During the three-month period ended October 31, 2002, there were no significant changes in the Company's share capital structure.

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

The following should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this document. This Report may include forward-looking statements made based on management's current expectations and pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance or actual outcomes and may differ materially from what is expressed or forecasted. The Company assumes no obligation to update these forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made. There are many factors that affect the Company's business, consolidated financial position, results of operations, cash flows and future events including the factors discussed or referenced below.

GENERAL:

The company comprising of wholly owned subsidiaries and with it's sole operation in Canada had now been diversified into three distinct divisions. The three divisions are personal computers manufacturing, retail store operations and franchising and the third division is the business-to-business (B2B) internet software programming and (B2B) Research and Development.

The personal computer manufacturer / assembler division operated by 3739007 Canada Ltd. ("3739007") was the only Canadian subsidiary operating division that had an income stream. 3739007 sold personal computers to BusinessWay's independent franchise retail stores operations.

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

INTERNET SOFTWARE DEVELOPMENTS
The company's internet software division to this date continues to focus on various software developments in the WEB applications arena. During the last quarter of 2002, the company's software internet development division has completed the development of it's "DR-Medic.com" medical reservation system portal. Management is seeking to partner with or though a joint ventures with others in the internet software industry to market and launch this product. Management is seeking venture capital by means of private placements or other.

Results of Operations

Revenues.
Sales in the first quarter for the three month period ended October 31, 2002 were lower than for the corresponding period in the prior year due to an overall reduced demand for computers and inability to finance all the orders.

Cost of Sales.
Cost of sales as a percentage of sales increased from 38.3% to 39.7% for the corresponding quarter in the prior year . Cost of sales are primarily dependent on the market conditions and availability of components for the computers and accessories sold by the Company.

Operating Expenses.
Operating expenses were impacted by a number of significant changes in expense items. Salaries and commissions decreased from $50,909 in the first quarter of 2001 to $37,896 in the present period primarily as a result of a decrease in the number of paid employees from eight to six. Amortization expense decreased to $4,211 as a result of less amortization of franchiser rights removed at the end of July 2002 . Professional expenses, decreased to $ 3,155 during the first quarter of 2002 as a result of less legal and accounting incurred.

Net income.
Primarily as result of the foregoing factors, the Company recorded a net income of $383 during the first three months of fiscal year 2003.

Liquidity and Capital Resources
The Company has increased its accounts receivable since the beginning of the fiscal year from $194,149 to $200,400 and increased its bank indebtedness of $218,933 to $226,811 with the result that its total current assets have increased from $227,895 to $271,503 and the ratio of its current assets to current liabilities has increased from 0.30 to 1 to 0.34 to 1.
In order to meet its business plan for expanding its BusinessWay retail operations, the Company anticipates that it will need to raise approximately $500,000 of additional capital during the next twelve month period, which it will seek to do through private sales of its stock or through institutional borrowing. However, there can be no assurance that additional capital of institutional lending will be available when needed or available on terms that will be favourable to the Company.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

Legal proceedings was commenced in the Superior Court of Canada, Montreal District on September 12, 2002 between Fortini Sampalis versus the Corporation.

The plaintiff alleges that she is entitled to $500,000 US dollars worth of shares of common stock of the Corporation at September, 1999 promised to the plaintiff by virtue of an employment agreement signed solely between the former CEO of GlobalNetCare, Dr. George Tsoukas and the plaintiff. The plaintiff is seeking an amount of $942,535 Canadian dollars as compensatory damages and inconveniences.

Management intends to defend this in the courts and will attempt to settle with the plaintiff out of court when all the details and facts are compiled. The Corporation does not believe that plaintiff's claim is valid or justifiable. There appears to be no evidence in the Corporate Files or Resolutions of such an employment contract duly authorized and signed by the board of Directors of the Corporation. The present management cannot authenticate and validate the plaintiff's claim.

Item 2. Changes in Securities.
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders.
None.

Item 5. Other Information.
None.

Item 6. Exhibits and Reports on Form 8-K.
None.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESSWAY INTERNATIONAL CORPORATION (Registrant)
Date: December 20, 2002	By: /s/ Michele Scott Michele Scott, CFO and Vice-President