Form 10QSB
period 2003-01-31
BUSINESSWAY INTERNATIONAL CORP
filed 2003-03-24
CIK 1079574

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2003

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

58,655,667 Common Stock, par value $0.001, shares issued and outstanding as at March 14, 2003. As of March 14, 2003, there are approximately 23,219,793 shares of common voting stock of the company held by non-affiliates.

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

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

BUSINESSWAY INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of January 31, 2003 (Unaudited) and 2002 (Audited)

						January 31 2003	July 31 2002

Assets

Current Assets
Accounts Receivable						194,149	194,149
Inventory						86,229	33,146
Prepaid Expenses						0	0

Total Current Assets						280,378	227,295

Deferred Income Taxes						204	204

Capital Assets						78,190	82,331

						358,772	309,830

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank indebtedness						223,595	218,933
Accounts Payable and accruals						527,961	472,850
Income Taxes Payable						0	0
Advance from a director						63,278	63,278
Current Portion of Long Term Debt						0	0
Total Current Liabilities						814,834	755,061

Long Term debt						0	0
Due to shareholder						0	0

TOTAL LIABILITIES						814,834	755,061

STOCKHOLDERS' EQUITY

Share Capital						42,386	42,386
Additional paid-in capital						749,779	749,779
Comprehensive income						(18,025)	(13,071)
Deficit						(1,230,202)	(1,224,325)

TOTAL EQUITY						(456,062)	(445,231)

Total Equity and Liabilities						358,772	309,830

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION
Consolidated Income Statement
For the Three Months and Six Months Ended January 31, 2003 and 2002
(Unaudited)

				For the three months ended January 31, 2003	For the three months ended January 31, 2002	For the six months ended January 31, 2003	For the six months ended January 31, 2002

Sales				168,716	$244,232	282,516	$431,933

Cost of Sales				73,620	226,185	117,840	299,151

Gross Profit				95,096	18,047	164,676	132,782

Operating expenses

Communication				667	0	2,794	0
Rent				13,165	6,500	27,062	13,436
Transport and delivery				3,188	1,500	4,772	1,053
Advertising and business promotion				4,055	750	6,629	2,628
Store expenses				0	4,296	0	4,954
Automobile and travel				341	205	341	722
Salaries, commissions and benefits				46,078	45,969	83,974	96,878
Amortization				4,014	24,475	8,225	49,188
Interest and bank charges				1,823	9,570	3,647	15,725
Office expenses and general				2,156	427	3,093	2,418
Professional				23,587	13,437	26,742	26,029
Travel expenses				0	0	0	0
Utilities				695	3,408	874	6,589
Taxes , licenses and insurance				1,583	3,693	2,400	7,680

Total Expenses				$101,352	$114,230	170,553	$227,300

Net Income(Loss) Before Taxes				$(6,256)	$(96,183)	(5,877)	$(94,518)

Provision for Taxes
Current				0		0
Deferred				0		0

Net Income(Loss)				$(6,256)	$(96,183)	(5,877)	$(94,518)

Net loss per share basic and diluted				$(0.000)	$(0.002)	$(0.000)	$(0.002)

Weighted average number of shares outstanding				58,655,667	58,655,667	58,655,667	58,655,667

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION
Consolidated Cash Flows Statement
For the Three Months and Six Months Ended January 31, 2003 and 2002
(Unaudited)

				For the three months ended January 31, 2003	For the three months ended January 31, 2002	For the six months ended January 31, 2003	For the six months ended January 31, 2002

Cash provided by ( used in ) operating activities
Net income ( loss)				(6,256)	($96,183)	(5,877)	(94,518)
Items not requiring cash outlay
Amortization				4,014	24,475	8,225	49,188

sub-total				(2,242)	(71,708)	2,348	(45,330)

Changes in non-cash working capital items
Accounts receivable				6,251	139,714	0	28,280
Inventory				(15,123)	(54,297)	(53,083)	(47,687)
Prepaid Expenses				0	16	0	133
Accounts Payable and accruals				27,807	(23,292)	55,111	67,839
Income Taxes Payable
Exchange on translation				(11,274)	(27,519)	4,370	(15,301)
Funds generated from operations				5,419	(37,086)	8,746	(12,066)

Cash provided by ( used in ) financing

Advance from a director				0	53,416	0	36,869
Share capital
Increase( decrease) long term debt				0	(1,863)	0	(1,863)
Due to shareholders

Funds generated from financing				0	51,553	0	35,006

Cash provided by ( used in ) investments

Acquisition of capital assets				(2,203)	(5,211)	(4,084)	12,731

Funds (used in)generated from investments				(2,203)	(5,211)	(4,084)	12,731

Net change for the year				3,216	9,256	4,662	35,671

Cash (deficiency) beginning of year				(226,811)	(225,032)	(218,933)	(251,447)

Cash end of year				(223,895)	(215,776)	(223,595)	(215,776)

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION
Consolidated Statement of Changes in Stockholders Equity
For the three months ended January 31, 2003 and 2002
(Unaudited)

COMMON STOCK			ADDITIONAL PAID IN CAPITAL	COMPREHENSIVE OTHER INCOME		RETAINED EARNINGS (DEFICIT)	TOTAL STOCK HOLDERS' EQUITY
	SHARES	AMOUNT
Balance, July 31, 2002	58,655,667	$42,386	$749,779	($13,071)		($1,224,325)	($445,231)

Translation adjustment				(4,954)			(4,954)

Net Income for the period						(5,877)	(5,877)

Balance, January 31, 2003	58,655,667	$42,386	$749,779	($18,025)		($1,230,202)	($456,062)

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION
Consolidated Statement of Comprehensive (Loss) Income
For the three months ended January 31, 2003 and 2002
(Unaudited)

				For the three months ended January 31, 2003	For the three months ended January 31, 2002	For the six months ended January 31, 2003	For the six months ended January 31, 2002

Net Income(Loss)				(6,256)	(96,183)	(5,877)	(94,518)

Translation adjustment				(11,267)	(15,309)	(4,954)	(25,099)

Comprehensive income(loss)				(17,523)	(111,492)	(10,831)	(119,617)

Net loss per share - basic and diluted				(0.000)	(0.002)	(0.000)	(0.002)

Weighted average number of shares outstanding				58,655,667	58,655,667	58,655,667	58,655,667

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
Three-month period ended January 31, 2003

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

3. SHARE CAPITAL
During the three-month period ended January 31, 2003, there were no significant changes in the Company's share capital structure.

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

As of January 31, 2003, the acquisition had not been completed.

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

Results of Operations

Revenues
Sales in the second quarter for the three month period ended January 31, 2003 were lower than for the corresponding period in the prior year due to an overall reduced demand for computers and inability to finance all the orders.

Cost of Sales
Cost of sales as a percentage of sales increased from 69.2% to 41.7% for the corresponding six months in the prior year . Cost of sales are primarily dependent on the market conditions and availability of components for the computers and accessories sold by the Company.

Operating Expenses
Operating expenses were impacted by a number of significant changes in expense items. Salaries and commissions increased from $50,909 in the first six months of 2002 to $83,974 in the present period primarily as a result of a increase in the number of paid employees from six to ten. Amortization expense decreased to $8,225 as a result of less amortization of franchiser rights removed at the end of July 2002 . Professional expenses, increased to $ 26,742 during the first six months of 2003 as a result of more legal incurred.

Net Income
Primarily as result of the foregoing factors, the Company recorded a net loss of $5,877 during the first six months of fiscal year 2003.

Liquidity and Capital Resources

The Company has maintained its accounts receivable since the beginning of the fiscal year at $194,149, inventory has increased 53,083 and increased its bank indebtedness of $218,933 to $223,595 with the result that its total current assets have increased from $227,895 to $280,378 and the ratio of its current assets to current liabilities has increased from 0.41 to 1 to 0.34 to 1.

In order to meet its business plan for expanding its CompuWay retail operations, the Company anticipates that it will need to raise approximately $500,000 of additional capital during the next twelve month period, which it will seek to do through private sales of its stock or through institutional borrowing. However, there can be no assurance that additional capital of institutional lending will be available when needed or available on terms that will be favourable to the Company.

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

BUSINESSWAY INTERNATIONAL CORPORATION (Registrant)
Date: March 21, 2003	By: /s/ Michele Scott Michele Scott, CFO and Vice-President