Form 10QSB
period 2003-04-30
BUSINESSWAY INTERNATIONAL CORP
filed 2003-06-20
CIK 1079574

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2003

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

(514) 990- 4242 (Issuer's telephone number)

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

61,435,867 Common Stock, par value $0.001, shares issued and outstanding as at April 30, 2003. As of April 30, 2003, there are approximately 25,219,793 shares of common voting stock of the company held by non-affiliates.

INDEX
Part I
Item 1. Financial Statements
Consolidated Balance Sheets
Consolidated Income Statements
Consolidated Cash Flows Statement
Consolidated Statement of Changes in Stockholders Equity
Consolidated Comprehensive Statement of Income (Loss)
Notes to Consolidated Financial Statements
Item 2. Management's Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

Part II
Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

BUSINESSWAY INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of April 30, 2003 (Unaudited) and July 31, 2002 (Audited)

						April 30 2003	July 31 2002

Assets

Current Assets
Accounts Receivable						1,185	194,149
Inventory						14,145	33,146
Prepaid Expenses						0	0

Total Current Assets						15,330	227,295

Deferred Income Taxes						204	204

Capital Assets						78,052	82,331

						93,586	309,830

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank indebtedness						224,465	218,933
Accounts Payable and accruals						66,325	472,850
Income Taxes Payable						0	0
Advance from directors						177,997	63,278
Current Portion of Long Term Debt						0	0
Total Current Liabilities						468,787	755,061

Long Term debt						0	0

TOTAL LIABILITIES						468,787	755,061

STOCKHOLDERS' EQUITY

Share Capital						42,386	42,386
Additional paid-in capital						805,383	749,779
Comprehensive income						(25,502)	(13,071)
Deficit						(1,197,468)	(1,224,325)

TOTAL EQUITY						(375,201)	(445,231)

Total Equity and Liabilities						93,586	309,830

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION
Consolidated Income Statement
For the Three Months and Nine Months Ended April 30, 2003 and 2002
(Unaudited)

				For the three months ended April 30, 2003	For the three months ended April 30, 2002	For the nine months ended April 30, 2003	For the nine months ended April 30, 2002

Sales				$48,678	$157,719	$331,194	$589,652

Cost of Sales				64,578	280,681	182,418	579,832

Gross Profit				(15,900)	(122,962)	148,776	9,820

Operating expenses

Communication				0	0	2,794	0
Rent				7,007	17,908	34,069	24,429
Transport and delivery				174	747	4,946	1,226
Advertising and business promotion				1,188	337	7,817	2,062
Store expenses				0	2,850	0	7,804
Automobile and travel				522	12	863	734
Salaries, commissions and benefits				95,604	40,482	198,275	137,360
Amortization				4,221	24,596	12,446	73,784
Interest and bank charges				1,035	7,017	4,682	22,742
Office expenses and general				1,645	125	4,738	2,543
Professional				40,000	13,893	66,742	39,922
Travel expenses				0	0	0	0
Utilities				921	1,146	1,795	7,734
Taxes , licenses and insurance				268	839	2,668	8,519
Bad debts				0	44,266	0	44,266

Total Expenses				152,585	$154,218	341,835	$373,125

Net Income(Loss) Before Taxes And Other Income (see notes)				(168,485)	$(277,180)	(193,059)	$(363,305)

Other Income (note 1P)				219,916		219,916

Provision for Taxes
Current				0	0	0
Deferred				0	0	0

Net Income(Loss)				51,431	$(277,180)	26,857	$(363,305)

Net loss per share basic and diluted				$0.001	$0.001	$0.001	$(0.001)

Weighted average number of shares outstanding				61,435,867	58,655,667	61,435,867	58,655,667

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION
Consolidated Cash Flows Statement
For the Three Months and Nine Months Ended April 30, 2003 and 2002
(Unaudited)

				For the three months ended April 30, 2003	For the three months ended April 30, 2002	For the nine months ended April 30, 2003	For the nine months ended April 30, 2002

Cash provided by ( used in ) operating activities
Net income ( loss)				$51,431	($277,180)	$26,857	(363,305)
Items not requiring cash outlay
Amortization				4,221	24,596	12,446	73,784

sub-total				55,652	(252,584)	39,303	(289,521)

Changes in non-cash working capital items
Accounts receivable				192,964	165,211	192,964	193,491
Inventory				72,084	82,320	19,001	34,633
Prepaid Expenses				0	1,798	0	1,931
Accounts Payable and accruals				(461,636)	14,668	(406,525)	82,507
Income Taxes Payable				0	0	0	0
Exchange on translation				(23,993)	23,080	(12,431)	(1,777)
Funds generated from operations				(164,929)	34,493	(167,688)	21,264

Cash provided by ( used in ) financing

Advances made from directors				114,719	(1,639)	114,719	35,230
Share capital				55,604	0	55,604	0
Increase( decrease) long term debt				0	0	0	0
Due to shareholders				0	0	0	0

Funds generated from financing				170,323	(1,639)	170,323	35,230

Cash provided by ( used in ) investments

Acquisition of capital assets				(5,964)	(41,189)	(8,167)	(29,158)

Funds (used in)generated from investments				(5,964)	(41,189	(8,167)	(29,158)

Net change for the year				(570)	(8,335)	(5,532)	27,336

Cash (deficiency) beginning of period				(223,895)	(215,776)	(218,933)	(251,447)

Cash end of period				(224,465)	(224,111)	(224,465)	(224,111)

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION
Consolidated Statement of Changes in Stockholders Equity
For the nine months ended April 30, 2003 and 2002
(Unaudited)

COMMON STOCK			ADDITIONAL PAID IN CAPITAL	COMPREHENSIVE OTHER INCOME		RETAINED EARNINGS (DEFICIT)	TOTAL STOCK HOLDERS' EQUITY
	SHARES	AMOUNT
Balance, July 31, 2002	58,655,667	$42,386	$749,779	($13,071)		($1,224,325)	($445,231)

Issuance of capital stock	2,780,200		55,604				55,604

Translation adjustment				(12,431)			(12,431)

Net Income for the period						26,857	26,857

							(363,305)

Balance, April 30, 2003	61,435,867	$42,386	$805,383	($25,502)		($1,197,468)	($375,201)

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION
Consolidated Statement of Comprehensive (Loss) Income
For the three months and nine months ended April 30, 2003 and 2002
(Unaudited)

				For the three months ended April 30, 2003	For the three months ended April 30, 2002	For the nine months ended April 30, 2003	For the nine months ended April 30, 2002

Net Income(Loss)				51,431	(277,180)	26,857	(363,305)

Translation adjustment				(7,480)	(25,390)	(12,431)	81

Comprehensive income(loss)				43,951	(302,570)	14,426	(363,224)

Net loss per share - basic and diluted				0.001	(0.001)	0.001	(0.002)

Weighted average number of shares outstanding				61,435,867	58,655,667	61,435,867	58,655,667

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
Nine-month period ended April 30, 2003

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
n)
On April 5, 2002, the Company signed a Letter of Intent, pursuant to which it agreed to acquire the assets (the "Acquisition") of all the rights, new contracts, power plant technology know-how, as well as the present key personnel of Pourslo International Development Inc. ("Pourslo"), a privately held company incorporated under the laws of Quebec and Canada. The registrant has created a new wholly-owned Canadian subsidiary called WTE Power Corp. ("WTE Power") on June 12, 2002 in order to accommodate the new operations and acquired rights, new contracts, power plant technology know-how, as well as the present key personnel of Pourslo. Closing of the Acquisition is subject to a number of conditions, the board of directors of the registrant has successfully and satisfactory completed and has approved the completion of the due diligence review of the business and affairs of Pourslo by the Company; and preparation and execution of formal documentation in connection with the Acquisition. As of April 30, 2003, the acquisition had not been completed.
o)
On June 14, 2002, the directors of the company amended the Non-Qualified Stock Option Plan, pursuant to which the Plan Administrator is authorized to grant up to a total of 5,800,000 common shares as filed on Form S-8 on June 21, 2002 (incorporated by reference in Part III of this Form 10-KSB).
p) Other Income.
The company remove certain payables from its books as in the opinion of management they were no longer obliged to pay them as they were beyond statutory limits and pertained to the wholly owned subsidiary 3423336 Canada Ltd. formerly known as "Globalnetcare".

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

3. SHARE CAPITAL
During the three-month period ended April 30, 2003, the company issue from treasury stock 2,000,000 shares as out-of-court settlement concerning actions that had been instituted against the company. As well, the company 780,200 shares out of the company's stock option plan in lieu of salaries owed to a company employee.

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

The personal computer retail store division ("CompuWay") operated by 3739007 Canada Ltd. ("3739007") was the only Canadian subsidiary operating division that had an income stream.

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

WTE Power Corp. is a non-operating subsidiary of the company which which was formed for the energy division.

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

As of April 30, 2003, the acquisition had not been completed.

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

In order to increase revenue and market share, the Company planned on the distribution chain and also to acquire already existing computer stores to join the CompuWay banner. This action was expected to increase sales for the Company since it can convert only strategic stores and the company will have a better market strong hold with it's own corporately operated retail stores.

In view of the slowdown in demand for the company's line of PC's and the company's inability to attract new retail stores to the banner and also raise additional financing the Board of Directors and management's decisision was to sell the company's PC division. All this after a great effort on behalf of management to restructure the company's subsidiaries and there were many initiatives to raise additional funds to support the continued losses of this PC division. The company's majority shareholders and the Board of Directors of the Corporation deemed it desirable and in the best interests of the corporation and its stockholders that the corporation sell the "CompuWay" retail store division, the company's wholly owned subsidiary, 3739007 Canada Ltd. had been operating at a loss. On May 2nd 2003 the Company sold all of the issued and outstanding capital stock of 3739007 Canada Ltd. (details of this event are as reported on the form 8-K dated May 17th 2003.)

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

Results of Operations

Revenues
Sales in the second quarter for the nine month period ended April 30, 2003 were lower than for the corresponding period in the prior year due to an overall reduced demand for computers and inability to finance all the orders.

Cost of Sales
Cost of sales as a percentage of sales decreased from 98% to 59% for the corresponding nine months in the prior year . The overall mix of product and the fact cost of sales are primarily dependent on the market conditions and availability of components for the computers and accessories sold by the Company.

Operating Expenses
Operating expenses were impacted by a number of significant changes in expense items. Salaries and commissions increased from $137,360 in the first nine months of 2002 to $192,275 (including amounts owed to management ) in the present period . Professional expenses, increased during the first nine months of 2003 as a result of more legal expenses incurred as well as out-of-court settlements for consultants( shares issued). The company had other income due to cancellation of certain payables in one of its subsidiaries due to statutory limits.

Net Income
Primarily as result of the foregoing factors, the Company recorded a net income during the first nine months of fiscal year 2003 due primarily to other income.

Liquidity and Capital Resources

The Company has increased its bank indebtedness of $223,595 to $224,465 . Total current assets have decreased and the ratio of its current assets to current liabilities has increased from 0.34 to 1 to -0.02 to 1.

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

Item 3. Controls And Procedures.
Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining internal controls and have designed these controls to ensure that material information, financial or otherwise, relating to accounting and financial reporting of our operations and activities, were made known to them in their capacities as executive officers, particularly during the period that this report was prepared. These executive officers have evaluated the effectiveness of our internal controls within the preceding 90 days of this Report, having concluded that our internal controls were fully effective as of the date of this report, and there were no significant deficiencies or material weaknesses discovered and have reported this conclusion to our auditors. In conducting their evaluation of our internal controls, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our internal controls. Furthermore, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation. Because no significant deficiencies or material weaknesses were discovered, there were no necessary corrective actions taken to correct significant deficiencies and material weaknesses in our internal controls.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

Legal proceedings was commenced in the Superior Court of Canada, Montreal District on September 12, 2002 between Fortini Sampalis versus the Corporation. On April 30,2003 the company and the plaintiff have successfully settled this claim out of court by means of the company issuing 500,000 shares of it's common stock.

Item 2. Changes in Securities.
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders.
The Company held an annual shareholders' meeting on April 29, 2003. The following matters were approved by a majority vote of the shareholders:

  Re-election of Fabrice Zambito as Chairman and Director for a period of two years.
  Re-election of Faris Heddo as Director for a period of two years.
  Re-election of Michele Scott as Director for a period of two years.
  Ratification of the appointed independent chartered accountant - Robert M. Lawand C.A.

Other matters were also approved as reflected in the minutes of the meeting.

Item 5. Other Information.
None.

Item 6. Exhibits and Reports on Form 8-K.
None.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESSWAY INTERNATIONAL CORPORATION (Registrant)
	Date: June 20, 2003	By: /s/ Michele Scott Michele Scott, CFO and Vice-President

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

Date: June 20, 2003

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

Date: June 20, 2003

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

Date : June 20, 2003
/s/ Faris Heddo
Chief Executive Officer

/s/ Michele Scott
Chief Financial Officer