Form 10KSB
period 2003-07-31
BUSINESSWAY INTERNATIONAL CORP
filed 2003-11-13
CIK 1079574

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 31, 2003

COMMISSION FILE NUMBER _________

BUSINESSWAY INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

FLORIDA 980215778
(State of Incorporation) (I.R.S. Employer Identification Number)

1480 RUE BÉGIN, SAINT-LAURENT, QUEBEC, CANADA, H4R 1X1 (514) 990-4242
(Address and telephone number of principal executive offices)

N/A
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

(1) Yes [ X ] No [ ]

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: July 31, 2003 - $331,194

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. There are approximately 23,219,793 shares of common voting stock of the Company held by non-affiliates. At October 1, 2003 - $278,637. This valuation is based upon the average of the bid prices for shares of common stock of the Registrant on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") at October 1, 2003.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS) N/A (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

61,735,867 Common Stock, par value $0.001 shares issued and outstanding as at October 1, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Issuer Format: Yes [ ] No [X]

PART I
ITEM 1. DESCRIPTION OF BUSINESS

YEAR ENDED JULY 31, 2003

BusinessWay International Corporation ("BusinessWay"). The Company was organized on October 30, 1980, under the laws of the State of Florida as C.N.W. Corp. On February 1, 1981, the Company issued 1,000 shares of its $1 par value common stock for services of $1,000. The Company did not have any activity before 1998 and, accordingly, commencement of its development stage is considered to be at the beginning of 1998. On July 21, 1998, the Company increased its capitalization from 1,000 common shares to 50,000,000 common shares. The par value was changed from $1 to $0.001. On July 21, 1998, the Company changed its name to C.N.W of Orlando Inc., and on December 28, 1998 it changed its name to GlobalNetCare, Inc. The company's direction and sole activities were to operate in Canada with the creation of wholly owned subsidiary Canadian subsidiary corporations. On February 3, 1998, the Company incorporated its wholly owned subsidiary, 3423336 Canada Ltd., a Canadian company, to develop a medical Website. However, the anticipated plans and operations of the Company for its medical Website have not and will not be achieved or pursued further. Due to its inability to generate sufficient revenues from these operations, the management had decided to pursue a different course and line of business. The Corporation today, does not operate the medical Website on a scaled down basis until a merger or new business opportunity could be located.

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

The personal computer manufacturer / assembler division operated by Cor-Bit Peripherals Inc. ("Cor-Bit") was the only Canadian subsidiary operating and had an income stream. Cor-Bit sold personal computers to BusinessWay's independent franchise retail stores operations.

The internet software research development (B2B) was produced manufactured under Cor-Bit in early years had developed an internet-based software including a new business-to-business model, data base search software, and an access-based inventory management software link.

BusinessWay Computer Centers inc. is a non-operating subsidiary and the sole purpose of the company which owns the website, "www.businessway.com" (the "BusinessWay Website"), this site is to be used as a multiple e-business site for the computer retail operations for the line of computers.

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

As of October 31, 2003, the acquisition had not been completed.

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

The company structure in November 2002 operated four corporate retail store locations. Theses products sold by the CompuWay retail centers include a line of custom computer systems, Notebooks, monitors, Storage Devices, Printers and a wide range of peripherals.

In order to increase revenue and market share, the Company had planned on the distribution chain to acquire already existing computer stores to join the CompuWay banner. This action was expected to increase sales for the Company since it can convert only strategic stores and the company will have a better market strong hold with it's own corporately operated retail store.

CompuWay's network of corporate retail stores with its established B2B (business to business) solution software that provided real-time product procurement and order tracking for a just-in-time delivery.

Unfortunately the company's computer subsidiaries continued to struggle and faced with ever growing and stiff completion the company was not able to raise sufficient capital to continue with the Computer division.

On April 28 2003 the company's annual shareholders meeting was held and a vote by the majority shareholders at the meeting voted and approved the sale of the computer division namely "3739007 Canada Inc" and it's canadian subsidiaries and that the corporation authorised it's directors to negotiate and settle all lease obligations and with certain creditors with an equity for debts agreements.

On May 2, 2003 management approved the sale of the company's wholly-owned Canadian subsidiary, 3739007 Canada Ltd. and all of 3739007 wholly owned subsidiaries. With this sale the company completely and terminated all it's business interest and activities in the the PC business namely the CompuWay banner stores. The company retained all the RAMS software and the Internet software and medical website division.

The company had entered into a management employment agreement with Mr. Fabrice Zambito on June 13, 2003 and subsequently on July 11, 2003 with Mr. Dominic Heddo he is to head the development of WTE POWER CORPORATION, the company's wholly-owned Canadian subsidiary and he is to act as chairperson of the Energy and Scientific Advisory Board. DOMINIC HEDDO, B.Sc., has over 39 years of international experience in the field of ORGANIC CHEMISTRY, THERMO ENERGY and PLASTICS. He has many years of experience in business, finance and leading private companies. He will oversee the BUSINESS and SCIENTIFIC DEVELOPMENT of the Company more specifically as concerns WTE POWER CORPORATION and it's future projects and plans.

The corporation had now undergone a complete restructuring and will focus on the development of it's wholly owned subsidiary WTE Power Corp. The change in focus and direction towards the energy sector and divisions should allow the company to raise new capital for it's energy sector projects. The Company is also seeking to grow its business through acquisitions, and joint ventures with others in the energy industry. The company plans to continue to seek out strategic alliances that would have enable it to generate sales either by direct sales or through joint venture projects. As in every business, there is always unforeseen situations that could impact our ability to meet our business objectives.

Description of the Company's Divisions

ENERGY SECTOR - Division

On June 13, 2003, Mr. Fabrice Zambito accepted an employment agreement from the issuer to perform the following duties:

Fabrice Zambito is to assist in the development of the new energy subsidiary but not as an exclusive and full-time basis WTE POWER CORPORATION.

Executive's duties will include management of and responsibility for the Company's finances, accounting and reporting, investor relations, structuring and execution of the financial aspects of the Company's mergers & acquisitions activity. Oversee and organize the restructuring of the issuer's preparation of business plans and direction. Oversee the structuring of the various comittees and building an executive and solid team to manage the new business acquisitions and opportunities for the energy division.

The company's plans for the development of the energy sector and the future startup of WTE Power Corp.

On July 11, 2003, Dominic Heddo signed a employment agreement and he is to head the development of WTE POWER CORPORATION, the company's wholly-owned Canadian subsidiary and he is to act as chairperson of the Energy and Scientific Advisory Board. DOMINIC HEDDO, B.Sc., has over 39 years of international experience in the field of ORGANIC CHEMISTRY, THERMO ENERGY and PLASTICS. He has many years of experience in business, finance and leading private companies. He will oversee the BUSINESS and SCIENTIFIC DEVELOPMENT of the Company more specifically as concerns WTE POWER CORPORATION and it's future projects and plans.

SOFTWARE AND INTERNET - Division

INTERNET SOFTWARE DEVELOPMENTS

As the company's internet software division has completed the development of it's company's medical reservation system portal, Management is seeking to partner with or though a joint ventures with others in the internet software industry to market and launch this product. Management is seeking venture capital by means of private placements or other.

BUSINESS TO BUSINESS TECHNOLOGY - SOFTWARE

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

PC - Division Operated Until May 2003

PRINCIPLE PRODUCTS OR SERVICES AND THEIR MARKETS

BusinessWay for the greater part of the fisical year, computer markets have been left alone by the major computer companies which have chosen to focus on sales of complete systems alone or by major retailers who fail to offer parts, upgrade components or professional support to the computer user. The Company, through its wholly-owned subsidiaries, operated four (4) retail storefront locations under the name of CompuWay for components, upgrade parts and complete personal computers for use in the home, business and professional and government markets. All CompuWay locations provide complete sales and service, including full upgrade capabilities to its customers, no matter which brand or manufacturers' computer system a customer may have. Even as important as retail storefront sales, the Company has integrated a direct marketing plan using the Internet via its web sites (www. BusinessWay.com and www.compuway.ca), along with "direct to the customer" as established by Dell Computers and Gateway, to satisfy the demand of price conscious, "do-it-yourself" Internet customers. The Company's web sites have complete e-commerce capabilities for retail customers and wholesale buyers. The implementation of each phase places the Company in an opportune position to market its products and services in select niches, including the exciting Internet marketplace across the World Wide Web. The Company has built over the years commercial relationships with major manufacturers and other suppliers of parts and upgrade components. The ability to purchase directly from the manufacturer or to capitalize on discounted prices from other sources has been a key element in the advantageous cost structure of BusinessWay. In addition, the Company follows, in philosophy and in practice, the inventory methodology of "Just in Time" or JIT. This JIT inventory practice has kept the Company's inventory purchase costs as close to the current market of many price sensitive parts. While this practice requires virtually daily ordering and a continual management of all price sensitive inventory, the management time (and inventory control system) yields benefits that far exceed the extra effort. In the world we live in, a UPS/FEDEX/Mail delivery of JIT often saves substantial sums when inventory prices are declining. In an upwardly spiraling market, the Company can simply adjust its wholesale/retail prices to reflect daily price changes. An important element of the Company's success has been the honest, quality personnel retained by CompuWay. All of the Company's employees embody the philosophy of being "CompuWay - The Right Choice for Computers Today". Each of the founders has been instrumental in the selection of key personnel which has reached 8 employees as of the date of this Report. The Company will build on its strengths in the Quebec, Canada region marketplace and implement a disciplined and controlled expansion which will follow the growth pattern of other successful major retailers. The initial rural and "small-town" Canada approach will take the best of a proven, textbook Wal-Mart strategy. Further, the Company had built on its basic ideology of keeping a low overhead retail operation of a Radio Shack style storefront. ........We believe that these initiatives will have a positive impact on revenues in the upcoming fiscal year 2003. We will continue to seek out strategic alliances that will enable us to generate increased sales, either by direct sales, through joint venture projects, and will continue to seek further acquisitions and/or joint ventures with other companies in the computer technology industry. As in every business, there is always unforeseen situations that could impact our ability to meet our business objectives.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company purchases component and upgrade parts from a number of suppliers for further manufacturing or resale activities of complete component systems or upgrade and/or component parts. Most materials are readily available from suppliers. PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS. The only trademarks or trade names of the Company is "BusinessWay" . GOVERNMENTAL APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES.  None, except as may be required in the bidding process for government contracts.

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
RESEARCH AND DEVELOPMENT EXPENSES
In 2002, the corporation's research and development division advanced on the development of its medical reservation system portal. Management is seeking to partner with or through joint ventures with others to market and launch this product. Management is seeking to venture capital by means of private placement or other. This division is concentrating on the future of internet development that would be instrumental in the new e-commerce business sector.
EMPLOYEES
As of July 31, 2003, the company had 2 management employees, and it's wholly-owned Canadian subsidiaries had no employees.
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

GENERAL
GENERAL ECONOMIC CONDITIONS.

Our revenue growth and profitability depends on our ability to seek new financial investment. Softening demand for these products and services caused by worsening economic conditions has resulted and may in the future result in decreased revenues or growth rates and similar effects on results of operations. Further delays or reductions in consumer and business spending on personal computers and related products could have a materially adverse effect on demand for our products and services and consequently on our future business.

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

NEED FOR ADDITIONAL FINANCING.

We have had significant working capital deficiencies and have experienced negative cash flows in the past. We have historically depended upon capital infusion from the issuance of long term debt and equity securities to provide the cash needed to fund operations. Our ability to continue in business depends upon our continued ability to obtain significant financing from external sources. If any additional capital that we may require were raised through borrowing or other debt financing, we would incur substantial additional interest expense. Sales of equity securities, through a traditional underwritten offering, would dilute, on a pro rata basis, the percentage ownership of all holders of common shares. There can be no assurance that any such financing would be available upon terms and conditions acceptable to us, if at all. The inability to obtain additional financing in a sufficient amount when needed and upon acceptable terms and conditions could have a materially adverse effect upon our business. WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO CONTINUE TO GROW OUR BUSINESS. Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and ability to successfully market our products. We have predicted that we will require approximately $1,350,000 over the period ending July 31, 2004 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that we:

- incur unexpected costs in completing the continued development of any of   our products or encounter any unexpected technical or other difficulties;

- incur delays and additional expenses as a result of technology failure;

- are unable to create a substantial market for our WTE Developments; or

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

FUTURE OPERATIONS.

We currently are seeking new venture capital or a joint venture . We have as at July 31, 2003 no sales/revenue activity and operations in the company. We hope that we can continue with product development in the energy division. Such expansion involves additional business risks such as foreign currency fluctuation, government regulation, liability for foreign taxes and product sales, competition with locally strong competitors, operating losses until critical mass is reached, and delivery and support logistics. During the next year, the management shall pursue to build this new Energy Division.

The internet software development division will aggressively seek to sell this division or find a new venture capital and possibly partnering with other companies to market and further develop our software projects. The company would also seek to acquire or to joint venture with other companies in diverse sectors not directly related to the present activities of the corporation. The company will be continuing to seek out strategic alliances that will enable the Company to generate increased sales either by direct sales or through joint venture projects diversifying in other sectors.

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

PRODUCT CYCLES.

Short product life cycles resulting from rapid changes in technology and consumer preferences. However, we may not have access to or the right to use new technology or may be unable to incorporate such new technology in our products or features in a timely manner.

SUPPLIERS.

We may require a high volume of quality components for the manufacture of our products, substantially all of which we obtain from outside suppliers. While we attempt to have multiple suppliers for such components, in some circumstances we maintain single source supplier relationships. Failures of suppliers to meet component delivery schedules have occasionally disrupted our normal production schedules, and we may continue to experience production disruptions. Reliance on third party suppliers also subjects us to the risks of a shortage of components, the possibility of defective parts produced by others, and increases in component costs (which can adversely affect our profitability).

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

ITEM 2. PROPERTIES

BusinessWay's and it's subsidiaries' principal facilities as of July 31, 2003, are listed below. All of the principal facilities are leased. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service, and administration.

APPROX. LOCATION PRINCIPAL USE FLOOR AREA (SQ. FEET)

1480 Rue Bégin, Saint-Laurent, Quebec	Corporate Headquarters (Administration, Research & Development, Sales and Marketing)	300
ITEM 3. LEGAL PROCEEDINGS

As of July 31, 2003 BusinessWay is not a party to any pending legal proceeding.

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
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information

The Company's common shares trade in the United States on the National Association of Securities Dealers Over-the-Counter Bulletin Board (the "OTC Bulletin Board") with the symbol "GBCR" and CUSIP# 37937Q-10-2 until February 7, 2001. From February 8, 2001 BusinessWay's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") Over-The-Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "BITL," and CUSIP# 12329Y-10-4 . (1) The table set forth below lists the high and low bid prices on the OTC Bulletin Board for the Company's common shares since October 31, 2001(1).

The closing price on October 1, 2003 was $0.012.

FISCAL YEAR 2003
QUARTER ENDED:
HIGH	LOW
October 31, 2002	$0.007	$0.007
January 31, 2003	$0.01	$0.007
April 30, 2003	$0.01	$0.01
July 31, 2003	$0.02	$0.02
FISCAL YEAR 2002
QUARTER ENDED:
HIGH	LOW
October 31, 2001	$0.04	$0.02
January 31, 2002	$0.05	$0.045
April 30, 2002	$0.03	$0.025
July 31, 2002	$0.03	$0.03

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

HOLDERS
As of October 1, 2003, there were 61,735,867 shares of Common Stock outstanding, held of record by approximately 101 stockholders.
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

RECENT SALES OF UNREGISTERED SECURITIES
During the fiscal year ended July 31, 2003, there were no sales of unregistered securities.
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

GENERAL :

The Company currently is diversified into two distinct divisions of operations. All the operations are through the companies wholly owned Canadian subsidiaries. The two divisions of activities are business-to-business (B2B) internet software programming and development and the Energy sector. There is effective at this date no revenue for the company.

August 1 2002 marks the beginning of the first "CompuWay" retail store. The first retail store was opened in August 2002 in Ile Perrot, Quebec, the second store converted to the CompuWay Banner was the 1400 Sauve, Montreal, the third store acquired is the downtown Montreal, and the fourth retail store location opened is in Dollard-Des-Ormeaux, Quebec.

The company structure in November 2002 operated four corporate retail store locations and future plans were to continue in this type of structure and operations for the computer division. CompuWay sold made-to-measure computer systems. Theses products sold by the CompuWay retail centers include a line of custom computer systems, Notebooks, monitors, Storage Devices, Printers and a wide range of peripherals.

In order to increase revenue and market share, the Company had planned on the distribution chain to acquire already existing computer stores to join the CompuWay banner. This action was expected to increase sales for the Company since it can convert only strategic stores and the company will have a better market strong hold with it's own corporately operated retail store.

CompuWay's network of corporate retail stores with its established B2B (business to business) solution software that provided real-time product procurement and order tracking for a just-in-time delivery.

Unfortunately the company's computer subsidiaries continued to struggle and faced with ever growing and stiff completion the company was not able to raise sufficient capital to continue with the Computer division.

On April 28 2003 the company's annual shareholders meeting was held and a vote by the majority shareholders at the meeting voted and approved the sale of the computer division namely "3739007 Canada Inc" and it's canadian subsidiaries and that the corporation authorised it's directors to negotiate and settle all lease obligations and with certain creditors with an equity for debts agreements.

On May 2, 2003 management approved the sale of the company's wholly-owned Canadian subsidiary, 3739007 Canada Ltd. and all of 3739007 wholly owned subsidiaries. With this sale the company completely and terminated all it's business interest and activities in the the PC business namely the CompuWay banner stores. The company retained all the RAMS software and the Internet software and medical website division. The company's software internet development division has completed the development of it'smedical reservation system portal. Management is seeking to partner with or though a joint ventures with others in the internet software industry to market and launch this product. Management is seeking venture capital by means of private placements or other.

The company had entered into a management employment agreement with Mr. Fabrice Zambito on June 13, 2003 and subsequently on July 11, 2003 with Mr. Dominic Heddo he is to head the development of WTE POWER CORPORATION, the company's wholly-owned Canadian subsidiary and he is to act as chairperson of the Energy and Scientific Advisory Board. DOMINIC HEDDO, B.Sc., has over 39 years of international experience in the field of ORGANIC CHEMISTRY, THERMO ENERGY and PLASTICS. He has many years of experience in business, finance and leading private companies. He will oversee the BUSINESS and SCIENTIFIC DEVELOPMENT of the Company more specifically as concerns WTE POWER CORPORATION and it's future projects and plans.

The corporation had now undergone a complete restructuring and will focus on the development of it's wholly owned subsidiary WTE Power Corp. The change in focus and direction towards the energy sector and divisions should allow the company to raise new capital for it's energy sector projects. The Company is also seeking to grow its business through acquisitions, and joint ventures with others in the energy industry. The company plans to continue to seek out strategic alliances that would have enable it to generate sales either by direct sales or through joint venture projects. As in every business, there is always unforeseen situations that could impact our ability to meet our business objectives.

The energy sector activities.

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

As of October 1, 2003, the acquisition had not been completed.

The company's plans for the development of the energy sector and the future startup of WTE Power Corp.

We currently are seeking new venture capital or a joint venture . We have as at July 31, 2003 no sales/revenue activity and operations in the company. We hope that we can continue with product development in the energy division. Such expansion involves additional business risks such as foreign currency fluctuation, government regulation, liability for foreign taxes and product sales, competition with locally strong competitors, operating losses until critical mass is reached, and delivery and support logistics. During the next year, the management shall pursue to build this new Energy Division.

The internet software development division will aggressively seek to sell this division or find a new venture capital and possibly partnering with other companies to market and further develop our software projects. The company would also seek to acquire or to joint venture with other companies in diverse sectors not directly related to the present activities of the corporation. The company will be continuing to seek out strategic alliances that will enable the Company to generate increased sales either by direct sales or through joint venture projects diversifying in other sectors.

RESULTS OF OPERATIONS
REVENUES

Sales for the year July 31, 2003 were considerably lower than for the corresponding year due to restructuring and reorganization of the Canadian subsidiaries and the winding up of the operation of the two operating subsidiaries, 2225824 Canada Inc. in late May 2002 and 3540260 Canada Inc. at the July 2002. The company in its reorganization and streamlining began the Corporate retail store concept of under the banner of CompuWay in August 2002. The decrease in the demand for Personal Computers in the current fiscal year and the constraints imposed on the subsidiaries let management to take this new direction for the corporation. The reduction in revenue were due to this restructuring period. The Company has decreased in sales in part due to the major restructuring and streamlining during the latter part of the fiscal year 2003 and also due to a general sales downturn in the computer industry. 2003 fiscal year revenues resulted from sales of computers and accessories to retail outlets that carry the BusinessWay franchise. The future revenues for the company will be derived from the corporation's wholly owned Canadian subsidiaries, 3739007 Canada Ltd. operating under the CompuWay corporately owned retail stores. The company anticipates that this restructuring and the launching of the new CompuWay will positively impact future sales and will increase revenues to previous year's level and also as a result of additional outlets openings contemplated and other factors.

COST OF SALES

Cost of sales as a percentage of sales increased from 82.7% to 90.7% for the corresponding prior year. Cost of sales are primarily dependent on the market conditions for and availability of components for the computers and accessories sold by the Company. As well with the reduced sales, certain inventory components became obsolete with a resulting reduction in inventory value.

OPERATING EXPENSES

Operating expenses were impacted by a number of significant changes in expense items . The most significant change was the closing of all operations under the CompuWay banner as well as the sale of the company's wholly-owned Canadian subsidiary for $3000. Unfortunately the company's computer subsidiaries continued to struggle and faced with ever growing and stiff completion the company was not able to raise sufficient capital to continue with the Computer division.

On April 28 2003 the company's annual shareholders meeting was held and a vote by the majority shareholders at the meeting voted and approved the sale of the computer division namely "3739007 Canada Inc" and it's canadian subsidiaries and that the corporation authorised it's directors to negotiate and settle all lease obligations and with certain creditors with an equity for debts agreements.

On May 2, 2003 management approved the sale of the company's wholly-owned Canadian subsidiary, 3739007 Canada Ltd. and all of 3739007 wholly owned subsidiaries. With this sale the company completely and terminated all it's business interest and activities in the the PC business namely the CompuWay banner stores.

Sales for the year July 31, 2003 were considerably lower than for the corresponding year due to restructuring and reorganization of the Company and it's attempt to start the CompuWay banner and without success in raising sufficient financing to support further operations of the PC divisions. The Company has decreased in sales in part due to the major restructuring and streamlining during the latter part of the fiscal year 2002 and also due to a general sales downturn in the computer industry. This sale and restructuring amounted to a permanent removal of significant liabilities attributed to this subsidiary. This amounted to an unusal income of $531,792 to the removal of debts previously shown on the company's books. This offset the loss incurred from operations of $244,859.

NET INCOME
Primarily as a result of the foregoing factors, the Company's net loss increased to $1,041,004 during the year.
LIQUIDITY AND CAPITAL RESOURCES

The Company has decreased its accounts receivable since the beginning of the fiscal year from $194,149 to $nil. The Company no longer has a line of credit facility with a banking institution in Canada enabling it to borrow due to its removal of its subsidiary. The Company will primarily seek these additional funds through private sales of its stock or through institutional borrowing or through new venture capital. However, there can be no assurance that additional capital of institutional lending will be available when needed or available on terms that will be favourable to the Company.

ITEM 7. FINANCIAL STATEMENTS

The Company's consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The consolidated financial statements are attached hereto and found immediately following the text of this Annual Report. The Auditor's Report of Robert M Lawand, Chartered Accountant, for the audited consolidated financial statements for the fiscal year ended July 31, 2003 is included herein immediately preceding the audited consolidated financial statements. Audited Consolidated Financial Statements and Financial Statement Schedules by Robert M Lawand C.A

BUSINESSWAY INTERNATIONAL CORP. CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2003 AND 2002
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
BUSINESSWAY INTERNATIONAL'S AUDITED FINANCIAL FOR 2002
INDEPENDENT AUDITOR'S REPORT
To the Board of Directors and Stockholders of BusinessWay International Corporation Montreal, Quebec

We have audited the consolidated balance sheets of BusinessWay International Corp. as of July 31, 2003 and 2002, and the consolidated statements of operations, cash flows and stockholders' equity for the two years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the consolidated financial position of BusinessWay International Corp. as of July 31, 2003 and 2002, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles in the United States. The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company has a working capital problem that could affect its ability to meet its payments. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

November 10, 2003 /s/ Robert M. Lawand Robert M. Lawand, C.A Montreal, Quebec

BUSINESSWAY INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2003

	2003	2002
Current Assets
Accounts receivable &shy; net.................................	3,000	$ 194,149
Inventory.................................................	0	33,146
Prepaid Expenses..........................................	0	-
	----------	---------
Total Current Assets..............................	3,000	227,295
Deferred Income Taxes.....................................	0	204
Capital Assets............................................	0	82,331
	----------	---------
Total Assets......................................	3,000	$ 309,830
	========	=========
Current Liabilities
Bank Indebtedness.........................................	0	$ 218,933
Accounts Payable..........................................	106,125	472,850
Income Taxes Payable......................................	0	0
Current portion of long-term debt.........................	0	0
Advance from a director...................................	0	63,278
	----------	---------
Total Current Liabilities.........................	106,125	755,061
Long Term Debt....................................	0	0
Due To Shareholders...............................	0	0
	----------	---------
Total Liabilities.................................	106,125	755,061
	----------	---------
Shareholders Equity
Share Capital.............................................	42,386	42,386
Additional Paid-In Capital................................	817,383	749,779
Other Comprensive Income..................................	(25,502)	(13,071)

Retained Earnings (Deficit)...............................	(937,392)	(1,224,325)
	----------	---------
Total Equity......................................	(103,125)	(445,231)
	----------	---------
Total Liabilities and Equity......................	3,000	$309,830
	========	=========

See accompanying summary of accounting policies and notes to financial statements.

BUSINESSWAY INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED JULY 31,

	2003	2002
	------	------
Loss For The Year......................................................................................	286,933	(1,041,004)
Other Comprehensive Income (Loss).........................
Foreign Currency Translation Adjustment...................	(12,431)	(14,698)
	----------	----------
Consolidated Comprehensive Loss...........................	(274,502)	(1,055,702)
Basic and Diluted Comprehensive Loss Per Share............	0.004	(0.017)
Weighted Average Number of Shares Outstanding.............	61,735,867	58,655,667
	----------	----------

See accompanying summary of accounting policies and notes to financial statements.

BUSINESSWAY INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JULY 31, 2003 AND 2002

	COMMON STOCK		ADDITIONAL	OTHER	RETAINED	TOTALS
			PAID IN	COMPREHENSIVE	EARNINGS	STOCKHOLDERS'
			CAPITAL	INCOME	(DEFICIT)	EQUITY
	SHARES	AMOUNT
	--------	--------	--------	--------	--------	--------
BALANCES JULY 31, 2002	58,655,667	$ 42,386	$ 749,779	($13,071)	($1,224,325)	($445,231)
ISSUANCE OF SHARES	3,080,200	0	67,604			67,604

Translation adjustment				(12,431)		(12,431)
Net Loss for the year					286,933	286,933
Balance , July 31, 2003	61,735,867	$42,386	$817,383	($25,502)	($ 937,392)	($103,125)

See accompanying summary of accounting policies and notes to financial statements.

BUSINESSWAY INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED JULY 31,

	2003	2002
	-----------	-----------

CASH PROVIDED BY ( USED IN ) OPERATING ACTIVITIES
Net Income (loss).........................................	286,933	($1,041,004)
Items not requiring cash outlay
Amortisation..............................................	12,446	32,082
Sub-total.................................................	299,379	($1,008,922)
Changes in non-cash working capital items Accounts receivable	194,149	467,448
Inventory.................................................	33,146	96,988
Prepaid Expenses..........................................	0	3,386
Accounts Payable and accruals.............................	(366,725)	49,871
Income Taxes Payable......................................	0	0
Translation adjustment....................................	(16,506)	(20,516)
Funds generated from (used in) operations.................	143,443	(411,745)
CASH PROVIDED BY ( USED IN ) FINANCING
Advance from a director...................................	(63,278)	7,971
Share capital.............................................	0	0
Additional paid-in capital................................	67,604	0
Increase( decrease) long term debt........................	0	(1,863)
Due to shareholders.......................................	0	0
Funds generated from (used in) financing..................	4,326	6,108
CASH PROVIDED BY ( USED IN ) INVESTMENTS
Acquisition of capital assets.............................	74,164	438,151
FUNDS (USED IN)GENERATED FROM INVESTMENTS.................	74,164	438,151
NET CHANGE FOR THE YEAR...................................	221,933	32,514
CASH (DEFICIENCY) BEGINNING OF YEAR.......................	(218,933)	($251,447)
CASH END OF YEAR..........................................	3,000	($218,933)
	=========	=========

See accompanying summary of accounting policies and notes to financial statements.

BUSINESSWAY INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2003

	2003	2002
	---------	---------

SALES......................................................	331,194	$597,621
COST OF SALES..............................................	182,418	541,860
	-----------	-----------
GROSS PROFIT...............................................	148,776	55,761
EXPENSES
SELLING...................................................	8,680	211,405
ADMINISTRATIVE............................................	380,273	885,360
FINANCIAL INTEREST PAID.................................	4,682	20,135
TOTAL EXPENSES............................................	393,635	1,096,765
NET LOSS BEFORE INCOME TAX OTHER INCOME	(244,859)	(1,041,004)
PROVISION FOR INCOME TAXES
OTHER INCOME	531,792	0

NET INCOME BEFORE INCOME TAX	286,933	(1,041,004)
CURRENT...................................................	0	0
DEFERRED..................................................	0	0
NET INCOME(LOSS)	286,933	$(1,041,004)
NET INCOME (LOSS) PER SHARE -BASIC AND DILUTED.............	$0.004	$(0.017)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING..............	61,735,867	58,655,667

See accompanying summary of accounting policies and notes to financial statements.

BUSINESSWAY INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT JULY 31, 2003

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

YEAR ENDED JULY 31, 2003

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

As of October 1, 2003, the acquisition had not been completed.

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

In order to increase revenue and market share, the Company had planned on the distribution chain to acquire already existing computer stores to join the CompuWay banner. This action was expected to increase sales for the Company since it can convert only strategic stores and the company will have a better market strong hold with it's own corporately operated retail store.

CompuWay's network of corporate retail stores with its established B2B (business to business) solution software that provided real-time product procurement and order tracking for a just-in-time delivery.

Unfortunately the company's computer subsidiaries continued to struggle and faced with ever growing and stiff completion the company was not able to raise sufficient capital to continue with the Computer division.

On April 28 2003 the company's annual shareholders meeting was held and a vote by the majority shareholders at the meeting voted and approved the sale of the computer division namely "3739007 Canada Inc" and it's canadian subsidiaries and that the corporation authorised it's directors to negotiate and settle all lease obligations and with certain creditors with an equity for debts agreements.

On May 2, 2003 management approved the sale of the company's wholly-owned Canadian subsidiary, 3739007 Canada Ltd. and all of 3739007 wholly owned subsidiaries. With this sale the company completely and terminated all it's business interest and activities in the the PC business namely the CompuWay banner stores. The company retained all the RAMS software and the Internet software and medical website division.

The company had entered into a management employment agreement with Mr. Fabrice Zambito on June 13, 2003 and subsequently on July 11, 2003 with Mr. Dominic Heddo he is to head the development of WTE POWER CORPORATION, the company's wholly-owned Canadian subsidiary and he is to act as chairperson of the Energy and Scientific Advisory Board. DOMINIC HEDDO, B.Sc., has over 39 years of international experience in the field of ORGANIC CHEMISTRY, THERMO ENERGY and PLASTICS. He has many years of experience in business, finance and leading private companies. He will oversee the BUSINESS and SCIENTIFIC DEVELOPMENT of the Company more specifically as concerns WTE POWER CORPORATION and it's future projects and plans.

The corporation had now undergone a complete restructuring and will focus on the development of it's wholly owned subsidiary WTE Power Corp. The change in focus and direction towards the energy sector and divisions should allow the company to raise new capital for it's energy sector projects. The Company is also seeking to grow its business through acquisitions, and joint ventures with others in the energy industry. The company plans to continue to seek out strategic alliances that would have enable it to generate sales either by direct sales or through joint venture projects. As in every business, there is always unforeseen situations that could impact our ability to meet our business objectives.

NOTE 3. PROPERTY AND EQUIPMENT:
COST	ACCUMULATED AMORTIZATION	NET BOOK 2003	VALUE 2002

Leasehold Improvements	0	0	0	19,914
Computer	0	0	0	50,623
Furniture and fixtures	0	0	0	11,794
Master franchiser Rights	0	0	0	0
82,331
NOTE 4. SHARE CAPITAL:
2003	2002
Authorized: 300,000,000 common shares, Par value of US$0.001 per share
Issued and outstanding:
61,735,867 common shares (2000 - 16,283,122)	$42,386	$42,386
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
  Stock options:

(i) Options granted: The Corporation granted options to employees. In the opinion of management, certain options were cancelled in accordance with termination clauses of such agreements. Changes in and certain service outstanding options were as follows:

Number	Exercise price per share
Options outstanding, August 1 ,2002	3,600,000	-
Granted. . . . . . . . . . . . . .	1,000,000	-
Options outstanding, July 31,2003	2,600,000
Options granted have to be exercised over a period not exceeding fifteen years. During current fiscal year, 780,200 options were exercised.
At July 31, 2003, 2,419,800 outstanding options granted are exercisable.

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
NOTE 5. COMMITMENTS:

a) The Corporation leases its office and retail space under leases expiring up to 2003. At July 31, 2003, future minimum rental payments required under the terms of the operating lease that have initial or remaining terms in excess of one year are as follows:

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

Carrying Amount 2003	Fair Value 2003	Carrying Amount 2002	Fair Value 2002
Financial assets:
Cash and cash equivalents....	$3,000	$3,000	$ -	$ -
Accounts receivable..........	0	0	194,149	194,149
Financial liabilities:
Bank indebtedness............	0	0	218,933	218,933
Accounts payable.............	106,125	106,125	472,850	472,850
Other current liabilities....	0	0	0	0

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

NOTE 8. CONTINGENCY:
As at July 31, 2003 the corporation is not a party to any pending action for damages of a material amount.
NOTE 9. RELATED PARTY TRANSACTIONS:
None
NOTE 10. SUBSEQUENT EVENTS:

On August 13, 2003, the following securities were issued and acquired by Zambito as compensation for services pursuant to an employment agreement signed on June 13, 2003. Fabrice Zambito owns beneficially, as determined under the rules and regulations of the Securities and Exchange Commission, 20,580,000 Shares. The Shares that are deemed to be beneficially owned by Fabrice Zambito include: 15,580,000 Common Shares and 5,000,000 Class A Special Voting Shares (entitles the holder to exercise, at all general meetings of the corporation, one vote for each Class A Special Voting Share held by such holder).
As of October 13, 2003, the Shares beneficially owned by Fabrice Zambito are equivalent to 20.5% of the outstanding Common Shares of the issuer. For the purposes of calculation of the outstanding Shares of the issuer, its outstanding shares on that date are deemed to include: approx. 75,735,867 Common Shares that are issued and outstanding. Zambito's 5,000,000 Class A Special Voting Shares, Zambito owns 27.17% of the voting rights of the outstanding Common Shares of the issuer.

On August 13, 2003, the following securities were issued and acquired by Dominic Heddo as compensation for services pursuant to an employment agreement signed on July 11, 2003. Dominic Heddo owns beneficially, as determined under the rules and regulations of the Securities and Exchange Commission, 7,000,000 Shares. The Shares that are deemed to be beneficially owned by Dominic Heddo include: 2,000,000 Common Shares and 5,000,000 Class A Special Voting Shares (entitles the holder to exercise, at all general meetings of the corporation, one vote for each Class A Special Voting Share held by such holder).
As of October 12, 2003, the Shares beneficially owned by the Dominic Heddo are equivalent to 2.64% of the outstanding Common Shares of the issuer. For the purposes of calculation of the outstanding Shares of the issuer, its outstanding shares on that date are deemed to include: approx. 75,735,867 Common Shares that are issued and outstanding. Dominic Heddo's 5,000,000 Class A Special Voting Shares, Dominic Heddo owns 9.24% of the voting rights of the outstanding Common Shares of the issuer.

On August 1, 2003, the company signed an employment /stock option agreement with Robert Dawson as compensation for services pursuant to this agreement Dawson has the right to exercise and puchase these options at 0.03 US per share in liue of paymet and as as compensation for services. On September 16th, 2003, Mr. Dawson excercised his right to purchase 300,000 Common Shares of the issuer pursuant to the agreement in lieu of payment for his services.

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

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table and text sets forth the names and ages of all directors, executive officers and significant employees of the Company as of October 1, 2003. All of the directors serve until the next Annual General Meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Subject to any applicable employment agreement, executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of shareholders. Also provided is a brief description of the business experience of each director, executive officer and significant employee during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Directors, executive officers and other significant employees:
NAME WITH THE COMPANY	POSITION HELD	AGE	DATE FIRST ELECTED OR APPOINTED
Dominic Heddo	CEO, Director	74	August 11, 2003
Fabrice Zambito	Director, Chairman, CFO	33	December 10, 2000
Faris Heddo	President, Director	41	September 12, 2000
Michele Scott	Director, Secretary	38	September 12, 2000

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

Dominic Heddo

Mr. Dominic Heddo, B.Sc., has over 39 years of international experience in the field of ORGANIC CHEMISTRY, THERMO ENERGY and PLASTICS. He has many years of experience in business, finance and leading private companies. He will oversee the BUSINESS and SCIENTIFIC DEVELOPMENT of the Company more specifically as concerns WTE POWER CORPORATION and it's future projects and plans.

FAMILY RELATIONSHIP

With the exception that Faris Heddo and Michele Scott are husband and wife and Faris Heddo is the son of Dominic Heddo, there are no other family relationships between any directors or executive officers of the Company, either by blood or by marriage. There are no arrangements or understandings between any two or more directors or executive officers, pursuant to which he/she was selected to be a director or executive officer.

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

ITEM 10. EXECUTIVE COMPENSATION

EMPLOYMENT CONTRACTS AND COMPENSATION OF DIRECTORS

All Directors of BusinessWay did not receive any compensation for serving on the Board of Directors of the Company.

Fabrice Zambito - Employment Agreement

On June 13, 2003, Mr. Fabrice Zambito accepted and signed an employment agreement from the issuer to perform the following duties:

Executive's duties will include management of and responsibility for the Company's finances, accounting and reporting, investor relations, structuring and execution of the financial aspects of the Company's mergers & acquisitions activity. Oversee and organize the restructuring of the issuer's preparation of business plans and direction. Fabrice Zambito is to assist in the development of the new energy subsidiary but not as an exclusive and full-time basis WTE POWER CORPORATION. Oversee the structuring of the various comittees and building an executive and solid team to manage the new business acquisitions and opportunities. The employment agreement stipulates that the Reporting Person shall receive after one hundred and twenty (120) days following the signing date of the employment agreement, the following: 12,000,000 Restricted Common Shares of the Issuer and 5,000,000 Class A Special Voting Shares of the Issuer.

The description of Class A Special Voting Shares as per Articles of Incorporation:

SPECIAL VOTING SHARES - RIGHTS AND RESTRICTIONS;
THE CLASS A SPECIAL VOTING SHARES WILL HAVE THE FOLLOWING RIGHTS AND RESTRICTIONS:
(A) EACH HOLDER OF CLASS A SPECIAL VOTING SHARES WILL BE ENTITLED TO EXERCISE, AT ALL GENERAL MEETINGS OF THE CORPORATION, ONE VOTE FOR EACH CLASS A SPECIAL VOTING SHARE HELD BY SUCH HOLDER.
(B) HOLDERS OF CLASS A SPECIAL VOTING SHARES SHALL HAVE NO RIGHTS TO PARTICIPATE IN ANY RETURN OF CAPITAL OF THE CORPORATION ON A LIQUIDATION OR OTHERWISE.
(C) CLASS A SPECIAL VOTING SHARES CARRY NO RIGHT TO RECEIVE DIVIDENDS.

Dominic Heddo - Employment Agreement

On July 11, 2003, Mr. Dominic Heddo accepted and signed an employment agreement with the registrant.
Dominic Heddo is also appointed as President of WTE POWER CORPORATION, the company's wholly-owned Canadian subsidiary and he is to act as chairperson of the Energy and Scientific Advisory Board. He will oversee the BUSINESS and SCIENTIFIC DEVELOPMENT of the Company more specifically as concerns WTE POWER CORPORATION and it's future projects and plans. Dominic Heddo is to assist in the development of the new energy subsidiary but not as an exclusive and full-time basis WTE POWER CORPORATION. Oversee and organize the restructuring of the issuer's preparation of business plans and direction. Oversee the structuring of the various comittees and building an executive and solid team to manage the new business acquisitions and opportunities. The employment agreement stipulates that the Reporting Person shall receive after ninety (90) days following the signing date of the compensation agreement, the following: 2,000,000 Restricted Common Shares of the Issuer 5,000,000 Class A Special Voting Shares of the Issuer.

Description of Class A Special Voting Shares as per Articles of Incorporation:

SPECIAL VOTING SHARES - RIGHTS AND RESTRICTIONS
THE CLASS A SPECIAL VOTING SHARES WILL HAVE THE FOLLOWING RIGHTS AND RESTRICTIONS:
(A) EACH HOLDER OF CLASS A SPECIAL VOTING SHARES WILL BE ENTITLED TO EXERCISE, AT ALL GENERAL MEETINGS OF THE CORPORATION, ONE VOTE FOR EACH CLASS A SPECIAL VOTING SHARE HELD BY SUCH HOLDER.
(B) HOLDERS OF CLASS A SPECIAL VOTING SHARES SHALL HAVE NO RIGHTS TO PARTICIPATE IN ANY RETURN OF CAPITAL OF THE CORPORATION ON A LIQUIDATION OR OTHERWISE.
(C) CLASS A SPECIAL VOTING SHARES CARRY NO RIGHT TO RECEIVE DIVIDENDS

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As used in this section, the term "beneficial ownership" with respect to a security is defined by Regulation 228.403 under the Securities Exchange Act of 1934, as amended, as consisting of: (1) any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power (which includes the power to vote, or to direct the voting of such security) or investment power (which includes the power to dispose, or to direct the disposition of, such security); and (2) any person who, directly or indirectly, creates or uses a trust, proxy, power of attorney, pooling arrangement or any other contract, arrangement or device with the purpose or effect of divesting such person of beneficial ownership of a security or preventing the vesting of such beneficial ownership. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated. As of October 1, 2003, the Company had a total of 61,735,867 common shares ($0.001 par value per common share) issued and outstanding, held of record by approximately 101 stockholders. As of October 1, 2003, no person known to the Company was the beneficial owner of more than five percent (5%) of the outstanding common shares of the Company except the following:

NAME AND ADDRESS AMOUNT AND NATURE OF PERCENTAGE OF BENEFICIAL OWNER BENEFICIAL OWNERSHIP OF CLASS (1)
Fabrice Zambito 1480 Rue Bégin, Saint-Laurent, Quebec H4R 1X1	3,580,000 common shares	5.59%
Faris Heddo 1480 Rue Bégin, Saint-Laurent, Quebec H4R 1X1	15,847,559 common shares	24.78%
Michelle Scott 1480 Rue Bégin, Saint-Laurent, Quebec H4R 1X1	12,688,315 common shares	19.84%
FONDACTION CSN Pour La Cooperation et L'Emploi 2100 Boulevard de Maisonneuve est, Montreal, Quebec, H2K 4S1	6,000,000 common shares	9.38%

(1) Based on 61,735,867 common shares and 2,200,000 Options (for a total of 63,935,867) outstanding as of October 1, 2003. The following table lists, as of October 1, 2003, the number of common shares beneficially owned, and the percentage of the Company's common shares so owned, by each director and by all directors and executive officers as a group.

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENTAGE OF CLASS(1)
========================	==================	========================
Fabrice Zambito	3,580,000	5.59%
Faris Heddo	15,847,559	24.78%
Michele Scott	12,688,315	19.84%
------------------------------	-------------------------	------------------------------
Directors and Officer as a group	32,115,874	50.23%
========================	==================	========================

(1) Based on 61,735,867 common shares and 2,200,000 Options (for a total of 63,935,867) outstanding as of October 1, 2003 and, as to a specific person, shares that can be issued pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

REPORTS ON FORM 8-K

1.1 Form 8-K, filed 19/05/2003

1.2 Form 8-K, filed 20/05/2003

1.3 Form 8-K, filed 18//08/2003

INDEX TO EXHIBITS

None

** These documents and related exhibits have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BusinessWay International Corporation

By:

/s/ Fabrice Zambito

Fabrice Zambito

Chairman Of the Board and Director

Date: November 12, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities indicated on November 12, 2003.

/s/ Fabrice Zambito

Chairman of the Board / Director / Chief Financial Officer

Fabrice Zambito

/s/ Dominic Heddo

Chief Executive Officer

Dominic Heddo