Form 10QSB
period 2003-10-31
BUSINESSWAY INTERNATIONAL CORP
filed 2003-12-19
CIK 1079574

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 31, 2003

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

76,035,867 Common Stock, par value $0.001, shares issued and outstanding and 10,000,000 Class "A" Special Voting Shares as at October 31, 2003. As of October 31, 2003, there are approximately 23,219,793 shares of common voting stock of the company held by non-affiliates.

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

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

BUSINESSWAY INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
As of October 31, 2003 (Unaudited) and July 31, 2003 (Audited)

					October 31 2003	July 31 2003

Assets

Current Assets
Accounts Receivable					3,000	3,000
Inventory					0	0
Prepaid Expenses					0	0

Total Current Assets					3,000	3,000

Deferred Income Taxes					0	0

Capital Assets					0	0

					3,000	3,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank indebtedness					0	0
Accounts Payable and accruals					109,566	106,125
Income Taxes Payable					0	0
Advance from directors					0	0
Current Portion of Long Term Debt					0	0
Total Current Liabilities					109,566	106,125

Long Term debt					0	0

TOTAL LIABILITIES					109,566	106,125

STOCKHOLDERS' EQUITY

Share Capital					42,386	42,386
Additional paid-in capital					1,036,383	817,383
Comprehensive income					(25,502)	(25,502)
Deficit					(1,159,833)	(937,392)

TOTAL EQUITY					(106,566)	(103,125)

Total Equity and Liabilities					3,000	3,000

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION
Consolidated Income Statement
For the Three Months Ended October 31, 2003 and 2002
(Unaudited)

					October 31, 2003	October 31, 2002

Sales					0	$113,800

Cost of Sales					0	44,220

Gross Profit					0	69,580

Operating expenses

Communication					0	2,127
Rent					666	13,897
Transport and delivery					0	1,584
Advertising and business promotion					0	2,574
Store expenses					0	0
Automobile and travel					0	0
Salaries, commissions and benefits					219,000	37,896
Amortization					0	4,211
Interest and bank charges					0	1,820
Office expenses and general					0	937
Professional					2,775	3,155
Travel expenses					0	0
Utilities					0	179
Taxes , licenses and insurance					0	817
Bad debts					0

Total Expenses					222,441	$69,197

Net Income(Loss) Before Taxes And Other Income (see notes)					(222,441)	$383

Other Income (note 1P)

Provision for Taxes
Current					0	0
Deferred					0	0

Net Income(Loss)					(222,441)	$383

Net loss per share basic and diluted					(0.003)	0.000

Weighted average number of shares outstanding					76,035,867	58,655,667

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION
Consolidated Cash Flows Statement
For the Three Months Ended October 31, 2003 and 2002
(Unaudited)

					October 31, 2003	October 31, 2002

Cash provided by ( used in ) operating activities
Net income ( loss)					(222,441)	383
Items not requiring cash outlay
Amortization					0	4,211

sub-total					0	4,594

Changes in non-cash working capital items
Accounts receivable					0	(6,251)
Inventory					0	(37,957)
Prepaid Expenses					0	0
Accounts Payable and accruals					3,441	27,304
Income Taxes Payable					0	0
Exchange on translation					0	6,313
Funds generated from operations					(219,000)	(5,997)

Cash provided by ( used in ) financing

Advances made from directors					0	0
Share capital					219,000	0
Increase( decrease) long term debt					0	0
Due to shareholders					0	0

Funds generated from financing					219,000	0

Cash provided by ( used in ) investments

Acquisition of capital assets					0	(1,881)

Funds (used in)generated from investments					0	(1,881)

Net change for the year					0	(7,878)

Cash (deficiency) beginning of period					3,000	(218,933)

Cash end of period					3,000	(226,811)

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION
Consolidated Statement of Changes in Stockholders Equity
For the three months ended October 31, 2003 and 2002
(Unaudited)

	COMMON STOCK		ADDITIONAL PAID IN CAPITAL	COMPREHENSIVE OTHER INCOME	RETAINED EARNINGS (DEFICIT)	TOTAL STOCK HOLDERS' EQUITY
	SHARES	AMOUNT
Balance, July 31, 2003	61,735,867	$42,386	$817,383	($25,502)	($937,392)	($103,125)

Issuance of capital stock	14,300,000		219,000			219,000

Translation adjustment

Net Income for the period					(222,441)	(222,441)

Balance, October 31, 2003	76,035,867	$42,386	$1,036,383	($25,502)	($1,159,833)	($106,566)

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION
Consolidated Statement of Comprehensive (Loss) Income
For the three months ended October 31, 2003 and 2002
(Unaudited)

					October 31, 2003	October 31, 2002

Net Income(Loss)					(222,441)	383

Translation adjustment					0	6,313

Comprehensive income(loss)					0	6,696

Net loss per share - basic and diluted					(0.003)	0.0001

Weighted average number of shares outstanding					76,035,867	58,655,667

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
Three-month period ended October 31, 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
These financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States. The significant accounting principles are as follows:
a)

Consolidated financial statements and basis of presentation: The consolidated financial statements include the accounts of BusinessWay International Corp. and the accounts of 3423336 Canada Ltd. (inactive) and WTE POWER Corp. (inactive). All inter-company transactions and balances have been eliminated.

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

3. SHARE CAPITAL

Part A: The company issued to individuals 14,300,000 restricted common shares of the corporation by way of settlement for various services rendered.

Part B: The company issued to individuals 10,000,000 Class "A" Special Voting shares of the corporation by way of settlement for services rendered pursuant to the employment agreements.

Description of Class "A" Special Voting Shares as per Articles of Incorporation:

SPECIAL VOTING SHARES - RIGHTS AND RESTRICTIONS
----------------------------------------------------------

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

The company and its wholly owned Canadian subsidiaries had no revenue as of October 31, 2003.

The company's wholly owned Canadian subsidiaries at October 31, 2003 are 3423336 Canada Ltd. and WTE Power Corp.

3423336 Canada Ltd., formely known as GlobalNetCare and and includes the company's B2B internet software development division includes the RAMS software, Internet software and Medical website. This company is not in operation and is not generating any revenue. Management is seeking to partner with or through joint ventures with others in the internet software industry to market and launch the Medical Reservation Portal System. Management is seeking venture capital by means of private placements or others.

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

The energy sector activities.

WTE Power Corp. is the corporation's new energy division and management is focusing on the development and the startup of this energy corporation. The focus and direction towards the energy sector and divisions should allow the company to raise new capital for its energy sector projects. The Company is also seeking to grow its business through acquisitions or joint ventures with others in the energy industry. The company plans to continue to seek out strategic alliances that would enable it to generate sales either by direct sales or through joint venture projects. As in every business, there are always unforeseen situations that could impact our ability to meet our business objectives.

The company's managements plans are for the development of the energy sector and the future start up of WTE Power Corp.

We currently are seeking new venture capital or a joint venture . We have as at October 31, 2003 no sales/revenue activity and operations in the company. We hope that we can continue with product development in the energy division. Such expansion involves additional business risks such as foreign currency fluctuation, government regulation, liability for foreign taxes and product sales, competition with locally strong competitors, operating losses until critical mass is reached, and delivery and support logistics. During the next year, the management shall pursue to build this new Energy Division.

Results of Operations

Revenues
There were no sales in the first quarter for the three month period ended October 31, 2003 with the closing of the computer division in the previous quarter.

Cost of Sales
In view of no sales this quarter , there were no related costs of sales for this quarter.

Operating Expenses
Operating expenses were impacted by a number of significant changes in expense items. Salaries and commissions increase from $37,896 in the first quarter of 2002 to $219,000 in the present period primarily as a result of a consulting services rendered .Other then rent and professional expenses, the company incurred no other expenses as it attempts to restart in new directions.

Net Income
Primarily as result of the foregoing factors, the Company recorded a net loss of $222,441 during the first three months of fiscal year 2003.

Liquidity and Capital Resources

The Company has no liquidity due to its ceasing of operations. The Company anticipates that it will need to raise approximately $500,000 of capital during the next twelve month period, which it will seek to do through private sales of its stock or through institutional borrowing. However, there can be no assurance that additional capital of institutional lending will be available when needed or available on terms that will be favorable to the Company.

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
None.

Item 2. Changes in Securities.
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders.
None.

Item 5. Other Information.
None.

Item 6. Exhibits and Reports on Form 8-K.

REPORTS ON FORM 8-K
1.1 Form 8-K, filed 18-AUG-2003

INDEX TO EXHIBITS
22.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
22.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
23.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AND SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESSWAY INTERNATIONAL CORPORATION (Registrant)
Date: December 19, 2003	By: /s/ Fabrice Zambito Fabrice Zambito, Chairman and CFO