Form 10QSB
period 2004-01-31
BUSINESSWAY INTERNATIONAL CORP
filed 2004-03-19
CIK 1079574

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2004

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

(514) 990 - 4242 (Issuer's telephone number)

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

76,035,867 Common Stock, par value $0.001, shares issued and outstanding and 10,000,000 Class "A" Special Voting Shares as at January 31, 2004. As of January 31, 2004, there are approximately 23,219,793 shares of common voting stock of the company held by non-affiliates.

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

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

BUSINESSWAY INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEET
As of January 31, 2004 (Unaudited) and 2003 (Audited)

						January 31 2004	July 31 2003

Assets

Current Assets
Cash In Bank						10	0
Accounts Receivable						0	3,000
Inventory						0	0
Prepaid Expenses						0	0

Total Current Assets						10	3,000

Deferred Income Taxes						0	0

Capital Assets						0	0

Total Assets						10	3,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank indebtedness						0	0
Accounts Payable and accruals						116,158	106,125
Income Taxes Payable						0	0
Advance from a director						0	0
Current Portion of Long Term Debt						0	0
Total Current Liabilities						116,158	106,125

Long Term debt						0	0
Due to shareholder						0	0

TOTAL LIABILITIES						116,158	106,125

STOCKHOLDERS' EQUITY

Share Capital						42,386	42,386
Additional paid-in capital						1,036,383	817,383
Comprehensive income						(25,502)	(25,502)
Deficit						(1,169,415)	(937,392)

TOTAL EQUITY						(116,148)	(103,125)

Total Equity and Liabilities						10	3,000

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION
Consolidated Income Statement
For the Three Months and Six Months Ended January 31, 2004 and 2003
(Unaudited)

				For the three months ended January 31, 2004	For the three months ended January 31, 2003	For the six months ended January 31, 2004	For the six months ended January 31, 2003

Sales				0	168,716	0	282,516

Cost of Sales				0	73,620	0	117,840

Gross Profit				0	95,096	0	164,676

Operating expenses

Communication				0	667	0	2,794
Rent				807	13,165	1,473	27,062
Transport and delivery				0	3,188	0	4,772
Advertising and business promotion				0	4,055	0	6,629
Store expenses				0	0	0	0
Automobile and travel				0	341	0	341
Salaries, commissions and benefits				0	46,078	219,000	83,974
Amortization				0	4,014	0	8,225
Interest and bank charges				0	1,823	0	3,647
Office expenses and general				0	2,156	0	3,093
Professional				8,775	23,587	11,550	26,742
Travel expenses				0	0	0	0
Utilities				0	695	0	874
Taxes, licenses and insurance				0	1,583	0	2,400

Total Expenses				9,582	$101,352	232,023	170,553

Net Income(Loss) Before Taxes				(9,582)	$(6,256)	(232,023)	(5,877)

Provision for Taxes
Current				0	0	0	0
Deferred				0	0	0	0

Net Income(Loss)				(9,582)	$(6,256)	(232,023)	(5,877)

Net loss per share basic and diluted				$(0.000)	$(0.000)	$(0.003)	$(0.000)

Weighted average number of shares outstanding				76,035,867	58,655,667	76,035,867	58,655,667

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION
Consolidated Cash Flows Statement
For the Three Months and Six Months Ended January 31, 2004 and 2003
(Unaudited)

				For the three months ended January 31, 2004	For the three months ended January 31, 2003	For the six months ended January 31, 2004	For the six months ended January 31, 2003

Cash provided by ( used in ) operating activities
Net income ( loss)				(9,582)	(6,256)	(232,023)	(5,877)
Items not requiring cash outlay
Amortization				0	4,014	0	8,225

sub-total				(9,582)	(2,242)	(232,023)	2,348

Changes in non-cash working capital items
Accounts receivable				3,000	6,251	3,000	0
Inventory				0	(15,123)	0	(53,083)
Prepaid Expenses				0	0	0	0
Accounts Payable and accruals				6,592	27,807	10,033	55,111
Income Taxes Payable				0	0	0	0
Exchange on translation				0	(11,274)	0	4,370
Funds generated from operations				10	5,419	(218,990)	8,746

Cash provided by ( used in ) financing

Advance from a director				0	0	0	0
Share capital				0	0	219,000	0
Increase( decrease) long term debt				0	0	0	0
Due to shareholders				0	0	0	0

Funds generated from financing				0	0	219,000	0

Cash provided by ( used in ) investments

Acquisition of capital assets				0	(2,203)	0	(4,084)

Funds (used in)generated from investments				0	(2,203)	0	(4,084)

Net change for the year				10	3,216	10	4,662

Cash (deficiency) beginning of year				0	(226,811)	0	(218,933)

Cash end of year				10	(223,895)	10	(223,595)

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION
Consolidated Statement of Changes in Stockholders Equity
For the three months ended January 31, 2004 and 2003
(Unaudited)

COMMON STOCK			ADDITIONAL PAID IN CAPITAL	COMPREHENSIVE OTHER INCOME		RETAINED EARNINGS (DEFICIT)	TOTAL STOCK HOLDERS' EQUITY
	SHARES	AMOUNT
Balance, Oct 31, 2003	76,035,867	$42,386	$1,036,383	($25,502)		($1,159,833)	($106,566)

Translation adjustment

Net Income for the period						(9,582)	(9,582)

Balance, January 31, 2004	76,035,867	$42,386	$1,036,383	($25,502)		($1,169,415)	($116,148)

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION
Consolidated Statement of Comprehensive (Loss) Income
For the three months ended January 31, 2004 and 2003
(Unaudited)

				For the three months ended January 31, 2004	For the three months ended January 31, 2003	For the six months ended January 31, 2004	For the six months ended January 31, 2003

Net Income(Loss)				(9,582)	(6,256)	(232,023)	(5,877)

Translation adjustment				0	(11,267)	0	(4,954)

Comprehensive income(loss)				(9,582)	(17,523)	(232,023)	(10,831)

Net loss per share - basic and diluted				(0.000)	(0.000)	(0.003)	(0.000)

Weighted average number of shares outstanding				76,035,867	58,655,667	76,035,867	58,655,667

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
Three-month period ended January 31, 2004

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
c)
On June 14, 2002, the directors of the company amended the Non-Qualified Stock Option Plan, pursuant to which the Plan Administrator is authorized to grant up to a total of 5,800,000 common shares as filed on Form S-8 on June 21, 2002 (incorporated by reference in Form 10-KSB 31-July-2003).
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
n)
On April 5, 2002, the Company signed a Letter of Intent, pursuant to which it agreed to acquire the assets (the "Acquisition") of all the rights, new contracts, power plant technology know-how, as well as the present key personnel of Pourslo International Development Inc. ("Pourslo"), a privately held company incorporated under the laws of Quebec and Canada. The registrant has created a new wholly-owned Canadian subsidiary called WTE Power Corp. ("WTE Power") on June 12, 2002 in order to accommodate the new operations and acquired rights, new contracts, power plant technology know-how, as well as the present key personnel of Pourslo. Closing of the Acquisition is subject to a number of conditions, the board of directors of the registrant has successfully and satisfactory completed and has approved the completion of the due diligence review of the business and affairs of Pourslo by the Company; and preparation and execution of formal documentation in connection with the Acquisition. As of January 31, 2004, the acquisition had not been completed.

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

As a result of a down turn in the PC market and many losses incurred over the years of operation the company wound down operations and activities and sold all of it's interest and all of it's assets relating to the PC business on May 2, 2003. The company presently does not have any revenue stream and is actively seeking to develop the Canadian subsidiary, WTE Power Corp., and also it is seeking venture capital for it's Medical website and software. Management is seeking to partner with or through joint ventures with others in the internet software industry to market and launch the Medical Reservation Portal System. Management is seeking venture capital by means of private placements or other.

The company's managements plans are it try to develop the energy sector and the future start up of WTE Power Corp. The company currently is seeking new venture capital or a joint venture for this as well.

The company as at January 31, 2004 has no sales/revenue activity and operations.

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

3. SHARE CAPITAL
During the three-month period ended January 31, 2004, there were no significant changes in the Company's share capital structure.

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

The company and its wholly owned Canadian subsidiaries had no revenue as of January 31, 2004.

The company's wholly owned Canadian subsidiaries at January 31, 2004 are 3423336 Canada Ltd. and WTE Power Corp.

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

We currently are seeking new venture capital or a joint venture . We have as at January 31, 2004 no sales/revenue activity and operations in the company. We hope that we can continue with product development in the energy division. Such expansion involves additional business risks such as foreign currency fluctuation, government regulation, liability for foreign taxes and product sales, competition with locally strong competitors, operating losses until critical mass is reached, and delivery and support logistics. During the next year, the management shall pursue to build this new Energy Division.

Results of Operations

Revenues
There were no sales for the six month period ended January 31, 2004.

Cost of Sales
In view of no sales this quarter , there were no related costs of sales for this quarter.

Operating Expenses
Operating expenses were impacted by a number of significant changes in expense items. Salaries and commissions increase from $83,974 in the first six months of 2003 to $219,000 in the present period primarily as a result of a consulting services rendered .Other then rent and professional expenses, the company incurred no other expenses as it attempts to restart in new directions.

Net Income
Primarily as result of the foregoing factors, the Company recorded a net loss of $226,023 during the first six months of fiscal year 2004.

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

BUSINESSWAY INTERNATIONAL CORPORATION (Registrant)
Date: March 18, 2004	By: /s/ Fabrice Zambito Fabrice Zambito, Chairman and CFO