Form 10QSB
period 2004-04-30
BUSINESSWAY INTERNATIONAL CORP
filed 2004-06-17
CIK 1079574

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2004

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

76,035,867 Common Stock, par value $0.001, shares issued and outstanding and 10,000,000 Class "A" Special Voting Shares as at January 31, 2004. As of April 30, 2004, there are approximately 23,219,793 shares of common voting stock of the company held by non-affiliates.

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

Signatures

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

BUSINESSWAY INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEET
As of April 30, 2004 (Unaudited) and 2003 (Audited)

						April 30 2004	July 31 2003

Assets

Current Assets
Cash In Bank						10	0
Accounts Receivable						0	3,000
Inventory						0	0
Prepaid Expenses						0	0

Total Current Assets						10	3,000

Deferred Income Taxes						0	0

Capital Assets						0	0

Total Assets						10	3,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank indebtedness						0	0
Accounts Payable and accruals						122,861	106,125
Income Taxes Payable						0	0
Advance from a director						0	0
Current Portion of Long Term Debt						0	0
Total Current Liabilities						122,861	106,125

Long Term debt						0	0
Due to shareholder						0	0

TOTAL LIABILITIES						122,861	106,125

STOCKHOLDERS' EQUITY

Share Capital						42,386	42,386
Additional paid-in capital						1,036,383	817,383
Comprehensive income						(24,472)	(25,502)
Deficit						(1,176,878)	(937,392)

TOTAL EQUITY						(122,851)	(103,125)

Total Equity and Liabilities						10	3,000

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION
Consolidated Income Statement
For the Three Months and Nine Months Ended April 30, 2004 and 2003
(Unaudited)

				For the three months ended April 30, 2004	For the three months ended April 30, 2003	For the nine months ended April 30, 2004	For the nine months ended April 30, 2003

Sales				0	$48,678	0	$331,194

Cost of Sales				0	64,578	0	182,418

Gross Profit				0	(15,900)	0	148,776

Operating expenses

Communication				0	0	0	2,794
Rent				760	7,007	2,233	34,069
Transport and delivery				0	174	0	4,946
Advertising and business promotion				0	1,188	0	7,817
Store expenses				0	0	0	0
Automobile and travel				0	522	0	863
Salaries, commissions and benefits				0	95,604	219,000	198,275
Amortization				0	4,221	0	12,446
Interest and bank charges				0	1,035	0	4,682
Office expenses and general				0	1,645	0	4,738
Professional				6,703	40,000	18,253	66,742
Travel expenses				0	0	0	0
Utilities				0	921	0	1,795
Taxes, licenses and insurance				0	268	0	2,668

Total Expenses				7,463	152,585	232,023	341,835

Net Income(Loss) Before Taxes				(7,463)	(168,485)	(232,023)	(193,059)

Provision for Taxes
Current				0	0	0	0
Deferred				0	0	0	0

Net Income(Loss)				(7,463)	51,431	(232,023)	26,857

Net loss per share basic and diluted				$(0.000)	$0.001	$(0.003)	$0.001

Weighted average number of shares outstanding				76,035,867	61,435,867	76,035,867	61,435,867

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION
Consolidated Cash Flows Statement
For the Three Months and Nine Months Ended April 30, 2004 and 2003
(Unaudited)

				For the three months ended April 30, 2004	For the three months ended April 30, 2003	For the nine months ended April 30, 2004	For the nine months ended April 30, 2003

Cash provided by ( used in ) operating activities
Net income ( loss)				(7,463)	$51,431	(239,486)	$26,857
Items not requiring cash outlay
Amortization				0	4,221	0	12,446

sub-total				(7,463)	55,652	(239,486)	39,303

Changes in non-cash working capital items
Accounts receivable				0	192,964	3,000	192,964
Inventory				0	72,084	0	19,001
Prepaid Expenses				0	0	0	0
Accounts Payable and accruals				7,463	(461,636)	16,736	(406,525)
Income Taxes Payable				0	0	0	0
Exchange on translation				0	(23,993)	(760)	(12,431)
Funds generated from operations				0	(164,929)	(218,990)	(167,688)

Cash provided by ( used in ) financing

Advance from a director				0	114,719	0	114,719
Share capital				0	55,604	219,000	55,604
Increase( decrease) long term debt				0	0	0	0
Due to shareholders				0	0	0	0

Funds generated from financing				0	170,323	219,000	170,323

Cash provided by ( used in ) investments

Acquisition of capital assets				0	(5,964)	0	(8,167)

Funds (used in)generated from investments				0	(5,964)	0	(8,167)

Net change for the year				0	(570)	10	(5,532)

Cash (deficiency) beginning of year				10	(223,895)	0	(218,933)

Cash end of year				10	(224,465)	10	(224,465)

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION
Consolidated Statement of Changes in Stockholders Equity
For the three months ended April 30, 2004 and 2003
(Unaudited)

COMMON STOCK			ADDITIONAL PAID IN CAPITAL	COMPREHENSIVE OTHER INCOME		RETAINED EARNINGS (DEFICIT)	TOTAL STOCK HOLDERS' EQUITY
	SHARES	AMOUNT
Balance, Jan 31, 2003	61,435,867	$42,386	$1,036,383	($25,502)		($1,169,415)	($116,148)

Translation adjustment						760	760

Net Income for the period						(7,463)	(7,463)

Balance, April 30, 2004	76,035,867	$42,386	$1,036,383	($25,502)		($1,176,878)	($122,851)

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION
Consolidated Statement of Comprehensive (Loss) Income
For theThree Months and Nine Months ended April 30, 2004 and 2003
(Unaudited)

				For the three months ended April 30, 2004	For the three months ended April 30, 2003	For the nine months ended April 30, 2004	For the nine months ended April 30, 2003

Net Income(Loss)				(7,463)	51,431	(239,486)	26,857

Translation adjustment				760	(7,480)	760	(12,431)

Comprehensive income(loss)				(6,703)	43,951	(240,246)	14,426

Net loss per share - basic and diluted				(0.000)	0.001	(0.003)	0.001

Weighted average number of shares outstanding				76,035,867	61,435,867	76,035,867	61,435,867

See accompanying notes to financial statements

BUSINESSWAY INTERNATIONAL CORPORATION
Notes to Consolidated Financial Statements
Three-month period ended April 30, 2004

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
n)
On April 5, 2002, the Company signed a Letter of Intent, pursuant to which it agreed to acquire the assets (the "Acquisition") of all the rights, new contracts, power plant technology know-how, as well as the present key personnel of Pourslo International Development Inc. ("Pourslo"), a privately held company incorporated under the laws of Quebec and Canada. The registrant has created a new wholly-owned Canadian subsidiary called WTE Power Corp. ("WTE Power") on June 12, 2002 in order to accommodate the new operations and acquired rights, new contracts, power plant technology know-how, as well as the present key personnel of Pourslo. Closing of the Acquisition is subject to a number of conditions, the board of directors of the registrant has successfully and satisfactory completed and has approved the completion of the due diligence review of the business and affairs of Pourslo by the Company; and preparation and execution of formal documentation in connection with the Acquisition. As of April 30, 2004, the acquisition had not been completed.

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

The company as at April 30, 2004 has no sales/revenue activity and operations.

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

3. SHARE CAPITAL
During the three-month period ended April 30, 2004, there were no significant changes in the Company's share capital structure.

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

The company and its wholly owned Canadian subsidiaries had no revenue as of April 30, 2004.

The company's wholly owned Canadian subsidiaries at April 30, 2004 are 3423336 Canada Ltd. and WTE Power Corp.

3423336 Canada Ltd., formely known as GlobalNetCare and includes the company's B2B internet software development division includes the RAMS software, Internet software and Medical website. This company is not in operation and is not generating any revenue. Management is seeking to partner with or through joint ventures with others in the internet software industry to market and launch the Medical Reservation Portal System. Management is seeking venture capital by means of private placements or others.

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

We currently are seeking new venture capital or a joint venture . We have as at April 30, 2004 no sales/revenue activity and operations in the company. We hope that we can continue with product development in the energy division. Such expansion involves additional business risks such as foreign currency fluctuation, government regulation, liability for foreign taxes and product sales, competition with locally strong competitors, operating losses until critical mass is reached, and delivery and support logistics. During the next year, the management shall pursue to build this new Energy Division.

Results of Operations

Revenues
There were no sales for the nine month period ended April 30, 2004.

Cost of Sales
In view of no sales this quarter , there were no related costs of sales for this quarter.

Operating Expenses
Operating expenses were impacted by a number of significant changes in expense items. Salaries and commissions increase from $198,275 in the first nine months of 2003 to $219,000 in the present period primarily as a result of a consulting services rendered .Other then rent and professional expenses, the company incurred no other expenses as it attempts to restart in new directions.

Net Income
Primarily as result of the foregoing factors, the Company recorded a net loss of $239,486 during the first nine months of fiscal year 2004.

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

BUSINESSWAY INTERNATIONAL CORPORATION (Registrant)
Date: June 16, 2004	By: /s/ Fabrice Zambito Fabrice Zambito, Chairman and CFO