Form 10KSB
period 2004-07-31
BUSINESSWAY INTERNATIONAL CORP
filed 2004-08-27
CIK 1079574

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JULY 31, 2004

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

(1) Yes [ X ] No [ ]

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: July 31, 2004 - $00000000000000000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. There are approximately 23,219,793 shares of common voting stock of the Company held by non-affiliates. At July 31, 2004 - $0000000000278,637. This valuation is based upon the average of the bid prices for shares of common stock of the Registrant on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") at July 31, 2004.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS) N/A (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

76,035,867 Common Stock, par value $0.001, shares issued and outstanding and 10,000,000 Class "A" Special Voting Shares as at July 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Issuer Format: Yes [ ] No [X]

PART I
ITEM 1. DESCRIPTION OF BUSINESS

YEAR ENDED JULY 31, 2004

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

As of July 31, 2004, the acquisition had not been completed.

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

COMPETITION.

  In fiscal 2003, there was no operations made in the company or it's subsidiaries. The company and it's subsidiaries had no operations during fiscal year 2003.

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
RESEARCH AND DEVELOPMENT EXPENSES
In 2002, the corporation's research and development division advanced on the development of its medical reservation system portal. Management is seeking to partner with or through joint ventures with others to market and launch this product. Management is seeking to venture capital by means of private placement or other. This division is concentrating on the future of internet development that would be instrumental in the new e-commerce business sector. In fiscal 2003, there was no research and development expenses made or it's subsidiaries. In fiscal 2003, there was no operations made in the company or it's subsidiaries. The company and it's subsidiaries had no operations during fiscal year 2003.
EMPLOYEES
As of July 31, 2004, the company and it's wholly-owned Canadian subsidiaries had ZERO direct employees.
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

GENERAL
GENERAL ECONOMIC CONDITIONS.

  In fiscal 2003, there was no operations made in the company or it's subsidiaries. The company and it's subsidiaries had no operations during fiscal year 2003.

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

OUR QUARTERLY OPERATING RESULTS ARE LIKELY TO FLUCTUATE.

In fiscal 2003, there was no operations made in the company or it's subsidiaries. The company and it's subsidiaries had no operations during fiscal year 2003.

Due to the foregoing factors, in some future quarter our operating results may be below the expectations of public market analysts and investors. In such event, the price of our common shares would likely suffer.

QUARTERLY SALES CYCLE MAKES PLANNING AND OPERATIONAL EFFICIENCIES DIFFICULT.
In fiscal 2003, there was no operations made in the company or it's subsidiaries. The company and it's subsidiaries had no operations during fiscal year 2003.

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

NEED FOR ADDITIONAL FINANCING.

We have had significant working capital deficiencies and have experienced negative cash flows in the past. We have historically depended upon capital infusion from the issuance of long term debt and equity securities to provide the cash needed to fund operations. Our ability to continue in business depends upon our continued ability to obtain significant financing from external sources. If any additional capital that we may require were raised through borrowing or other debt financing, we would incur substantial additional interest expense. Sales of equity securities, through a traditional underwritten offering, would dilute, on a pro rata basis, the percentage ownership of all holders of common shares. There can be no assurance that any such financing would be available upon terms and conditions acceptable to us, if at all. The inability to obtain additional financing in a sufficient amount when needed and upon acceptable terms and conditions could have a materially adverse effect upon our business. WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO CONTINUE TO GROW OUR BUSINESS. Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and ability to successfully market our products. We have predicted that we will require approximately $1,350,000 over the period ending July 31, 2005 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that we:

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

FUTURE OPERATIONS.

We currently are seeking new venture capital or a joint venture.

In fiscal 2003, there was no operations made in the company or it's subsidiaries. The company and it's subsidiaries had no operations during fiscal year 2003.

We have as at July 31, 2004 no sales/revenue activity and operations in the company. We hope that we can continue with product development in the energy division. Such expansion involves additional business risks such as foreign currency fluctuation, government regulation, liability for foreign taxes and product sales, competition with locally strong competitors, operating losses until critical mass is reached, and delivery and support logistics. During the next year, the management shall pursue to build this new Energy Division.

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

HOLDERS
As of July 31, 2004, there were 76,035,867 shares of Common Stock outstanding, held of record by approximately 101 stockholders.
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

RECENT SALES OF UNREGISTERED SECURITIES
During the fiscal year ended July 31, 2004, there were no sales of unregistered securities.
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

RESULTS OF OPERATIONS
REVENUES

00000000000000000Sales for the year July 31, 2003 were considerably lower than for the corresponding year due to restructuring and reorganization of the Canadian subsidiaries and the winding up of the operation of the two operating subsidiaries, 2225824 Canada Inc. in late May 2002 and 3540260 Canada Inc. at the July 2002. The company in its reorganization and streamlining began the Corporate retail store concept of under the banner of CompuWay in August 2002. The decrease in the demand for Personal Computers in the current fiscal year and the constraints imposed on the subsidiaries let management to take this new direction for the corporation. The reduction in revenue were due to this restructuring period. The Company has decreased in sales in part due to the major restructuring and streamlining during the latter part of the fiscal year 2003 and also due to a general sales downturn in the computer industry. 2003 fiscal year revenues resulted from sales of computers and accessories to retail outlets that carry the BusinessWay franchise. The future revenues for the company will be derived from the corporation's wholly owned Canadian subsidiaries, 3739007 Canada Ltd. operating under the CompuWay corporately owned retail stores. The company anticipates that this restructuring and the launching of the new CompuWay will positively impact future sales and will increase revenues to previous year's level and also as a result of additional outlets openings contemplated and other factors.

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

ITEM 7. FINANCIAL STATEMENTS

The Company's consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The consolidated financial statements are attached hereto and found immediately following the text of this Annual Report. The Auditor's Report of Robert M Lawand, Chartered Accountant, for the audited consolidated financial statements for the fiscal year ended July 31, 2004 is included herein immediately preceding the audited consolidated financial statements. Audited Consolidated Financial Statements and Financial Statement Schedules by Robert M Lawand C.A

BUSINESSWAY INTERNATIONAL CORP. CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2004 AND 2003
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
BUSINESSWAY INTERNATIONAL'S AUDITED FINANCIAL FOR 2002
INDEPENDENT AUDITOR'S REPORT
To the Board of Directors and Stockholders of BusinessWay International Corporation Montreal, Quebec

We have audited the consolidated balance sheets of BusinessWay International Corp. as of July 31, 2004 and 2003, and the consolidated statements of operations, cash flows and stockholders' equity for the two years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the consolidated financial position of BusinessWay International Corp. as of July 31, 2004 and 2003, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles in the United States. The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company has a working capital problem that could affect its ability to meet its payments. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

August 15, 2004 /s/ Robert M. Lawand Robert M. Lawand, C.A Montreal, Quebec

BUSINESSWAY INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2004

	2003	2002
Current Assets
Accounts receivable &shy; net.................................	0	$ 194,149
Inventory.................................................	0	33,146
Prepaid Expenses..........................................	0	-
	----------	---------
Total Current Assets..............................	0	227,295
Deferred Income Taxes.....................................	0	204
Capital Assets............................................	0	82,331
	----------	---------
Total Assets......................................	0	$ 309,830
	========	=========
Current Liabilities
Bank Indebtedness.........................................	0	$ 218,933
Accounts Payable..........................................	122,861	472,850
Income Taxes Payable......................................	0	0
Current portion of long-term debt.........................	0	0
Advance from a director...................................	0	63,278
	----------	---------
Total Current Liabilities.........................	122,861	755,061
Long Term Debt....................................	0	0
Due To Shareholders...............................	0	0
	----------	---------
Total Liabilities.................................	122,861	755,061
	----------	---------
Shareholders Equity
Share Capital.............................................	42,386	42,386
Additional Paid-In Capital................................	1,036,383	749,779
Other Comprensive Income..................................	(24,472)	(13,071)

Retained Earnings (Deficit)...............................	(1,176,878)	(1,224,325)
	----------	---------
Total Equity......................................	(122,851)	(445,231)
	----------	---------
Total Liabilities and Equity......................	10	$309,830
	========	=========

See accompanying summary of accounting policies and notes to financial statements.

BUSINESSWAY INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED JULY 31,

	2004	2003
	------	------
Loss For The Year......................................................................................	286,933	286,933
Other Comprehensive Income (Loss).........................
Foreign Currency Translation Adjustment...................	(12,431)	(12,431)
	----------	----------
Consolidated Comprehensive Loss...........................	(274,502)	(274,502)
Basic and Diluted Comprehensive Loss Per Share............	0.004	0.004
Weighted Average Number of Shares Outstanding.............	61,735,867	61,735,867
	----------	----------

See accompanying summary of accounting policies and notes to financial statements.

BUSINESSWAY INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JULY 31, 2003 AND 2002

	COMMON STOCK		ADDITIONAL	OTHER	RETAINED	TOTALS
			PAID IN	COMPREHENSIVE	EARNINGS	STOCKHOLDERS'
			CAPITAL	INCOME	(DEFICIT)	EQUITY
	SHARES	AMOUNT
	--------	--------	--------	--------	--------	--------
BALANCES JULY 31, 2003	58,655,667	$ 42,386	$ 749,779	($13,071)	($1,224,325)	($445,231)
ISSUANCE OF SHARES	3,080,200	0	67,604			67,604

Translation adjustment				(12,431)		(12,431)
Net Loss for the year					286,933	286,933
Balance , July 31, 2004	76,035,867	$42,386	$1,036,383	($25,502)	($ 1,176,878)	($122,851)

See accompanying summary of accounting policies and notes to financial statements.

BUSINESSWAY INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED JULY 31,

	2004	2003
	-----------	-----------

CASH PROVIDED BY ( USED IN ) OPERATING ACTIVITIES
Net Income (loss).........................................	286,933	286,933
Items not requiring cash outlay
Amortisation..............................................	12,446	12,446
Sub-total.................................................	299,379	299,379
Changes in non-cash working capital items Accounts receivable	194,149	194,149
Inventory.................................................	33,146	33,146
Prepaid Expenses..........................................	0	0
Accounts Payable and accruals.............................	(366,725)	(366,725)
Income Taxes Payable......................................	0	0
Translation adjustment....................................	(16,506)	(16,506)
Funds generated from (used in) operations.................	143,443	143,443
CASH PROVIDED BY ( USED IN ) FINANCING
Advance from a director...................................	(63,278)	(63,278)
Share capital.............................................	0	0
Additional paid-in capital................................	67,604	67,604
Increase( decrease) long term debt........................	0	0
Due to shareholders.......................................	0	0
Funds generated from (used in) financing..................	4,326	4,326
CASH PROVIDED BY ( USED IN ) INVESTMENTS
Acquisition of capital assets.............................	74,164	74,164
FUNDS (USED IN)GENERATED FROM INVESTMENTS.................	74,164	74,164
NET CHANGE FOR THE YEAR...................................	221,933	221,933
CASH (DEFICIENCY) BEGINNING OF YEAR.......................	(218,933)	(218,933)
CASH END OF YEAR..........................................	3,000	3,000
	=========	=========

See accompanying summary of accounting policies and notes to financial statements.

BUSINESSWAY INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2004

	2004	2003
	---------	---------

SALES......................................................	0	331,194
COST OF SALES..............................................	0	182,418
	-----------	-----------
GROSS PROFIT...............................................	0	148,776
EXPENSES
SELLING...................................................	8,680	8,680
ADMINISTRATIVE............................................	380,273	380,273
FINANCIAL INTEREST PAID.................................	4,682	4,682
TOTAL EXPENSES............................................	393,635	393,635
NET LOSS BEFORE INCOME TAX OTHER INCOME	(244,859)	(244,859)
PROVISION FOR INCOME TAXES
OTHER INCOME	531,792	531,792

NET INCOME BEFORE INCOME TAX	286,933	286,933
CURRENT...................................................	0	0
DEFERRED..................................................	0	0
NET INCOME(LOSS)	286,933	286,933
NET INCOME (LOSS) PER SHARE -BASIC AND DILUTED.............	$0.004	$0.004
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING..............	76,035,867	61,735,867

See accompanying summary of accounting policies and notes to financial statements.

BUSINESSWAY INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT JULY 31, 2004

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

YEAR ENDED JULY 31, 2004

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

As of July 31, 2004, the acquisition had not been completed.

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

NOTE 3. PROPERTY AND EQUIPMENT:
COST	ACCUMULATED AMORTIZATION	NET BOOK 2003	VALUE 2002

Leasehold Improvements	0	0	0	19,914
Computer	0	0	0	50,623
Furniture and fixtures	0	0	0	11,794
Master franchiser Rights	0	0	0	0
82,331
NOTE 4. SHARE CAPITAL:
2004	2003
Authorized: 300,000,000 common shares, Par value of US$0.001 per share
Issued and outstanding:
76,035,867 common shares (2000 - 16,283,122)	$42,386	$42,386
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
  Stock options:

(i) Options granted: The Corporation granted options to employees. In the opinion of management, certain options were cancelled in accordance with termination clauses of such agreements. Changes in and certain service outstanding options were as follows:

Number	Exercise price per share
Options outstanding, August 1 ,2003	2,600,000	-
Granted. . . . . . . . . . . . . .	0	-
Options outstanding, July 31,2004	2,600,000
Options granted have to be exercised over a period not exceeding fifteen years. During current fiscal year, 780,200 options were exercised.
At July 31, 2004, 2,419,800 outstanding options granted are exercisable.

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
NOTE 5. COMMITMENTS:

a) The Corporation leases its office and retail space under leases expiring up to 2004. At July 31, 2004, future minimum rental payments required under the terms of the operating lease that have initial or remaining terms in excess of one year are as follows:

2004	$ 7,219
NOTE 6. INCOME TAXES:
Losses carry forward available for the Canadian operations amount to:
$29,000	expire in 2005
$1,361,000	expire in 2006
$205,000	expire in 2007
$1,041,004	expire in 2008
Losses carry forward available for the US operations amount to:
$32,000	expire in 2018

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

(c) Fair values: The following table presents the carrying amounts and estimated fair values of the Corporation's financial instruments at July 31, 2004 and July 31, 2003. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Fair value estimates are made as of a specific point in time using available information about the financial instrument. These estimates are subjective in nature and often cannot be determined with precision.

Carrying Amount 2004	Fair Value 2004	Carrying Amount 2003	Fair Value 2003
Financial assets:
Cash and cash equivalents....	$3,000	$3,000	$3,000	$3,000
Accounts receivable..........	0	0	0	0
Financial liabilities:
Bank indebtedness............	0	0	0	0
Accounts payable.............	106,125	106,125	106,125	106,125
Other current liabilities....	0	0	0	0

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

NOTE 8. CONTINGENCY:
As at July 31, 2004 the corporation is not a party to any pending action for damages of a material amount.
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

Directors, executive officers and other significant employees:
NAME WITH THE COMPANY	POSITION HELD	AGE	DATE FIRST ELECTED OR APPOINTED
Dominic Heddo	CEO, Director	75	August 11, 2003
Fabrice Zambito	Director, Chairman, CFO	34	December 10, 2000
Faris Heddo	President, Director	42	September 12, 2000
Michele Scott	Director, Secretary	39	September 12, 2000

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
(C) CLASS A SPECIAL VOTING SHARES CARRY NO RIGHT TO RECEIVE DIVIDENDS

OPTIONS / SAR GRANTS

The Company did not grant any options during the fiscal years ended 2003, nor were there any freestanding Stock Appreciation Rights. On September 13, 2000, the directors of the Company adopted the Company's Non-Qualified Stock Option Plan, pursuant to which the Plan Administrator is authorized to grant up to a total of 2,500,000 common shares. On June 14, 2002, the directors of the company amended the Non-Qualified Stock Option Plan, pursuant to which the Plan Administrator is authorized to grant up to a total of 5,800,000 common shares as filed on Form S-8 on June 21, 2002 (incorporated by reference in Part III of this Form 10-KSB).

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

(1) Based on 76,035,867 common shares and 2,200,000 Options (for a total of 78,235,867) outstanding as of July 31, 2004. The following table lists, as of October 1, 2003, the number of common shares beneficially owned, and the percentage of the Company's common shares so owned, by each director and by all directors and executive officers as a group.

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

(1) Based on 76,035,867 common shares and 2,200,000 Options (for a total of 78,235,867) outstanding as of July 31, 2004 and, as to a specific person, shares that can be issued pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

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

None

INDEX TO EXHIBITS

None

** These documents and related exhibits have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BusinessWay International Corporation

By:

/s/ Fabrice Zambito

Fabrice Zambito

Chairman Of the Board and Director

Date: August 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities indicated on August 15, 2004.

/s/ Fabrice Zambito

Chairman of the Board / Director / Chief Financial Officer

Fabrice Zambito

/s/ Dominic Heddo

Chief Executive Officer

Dominic Heddo