Form 10KSB/A
period 2004-07-31
BUSINESSWAY INTERNATIONAL CORP
filed 2004-08-27
CIK 1079574

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

(1) Yes [ X ] No [ ]

Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: July 31, 2004 - $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. There are approximately 23,219,793 shares of common voting stock of the Company held by non-affiliates. At July 31, 2004 - $278,637. This valuation is based upon the average of the bid prices for shares of common stock of the Registrant on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") at July 31, 2004.

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

History and Description:

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

RESOURCE ACQUISITION MANAGEMENT SYSTEM

Our Resource Acquisition Management System ("RAMS") acts as a central nervous system for our clients' business-to-business (B2B) Internet transactions, handling all the tasks involved in day to day dealings with suppliers and dealers in a simple, efficient manner. For purchasers, our RAMS compiles vital supplier information in real-time, and includes features such as "Direct Connect", "Favorite Supplier" and "Automatic Supply and Demand Notification". For suppliers, RAMS technology assists in sourcing clients and gathering real-time lists of clients in need of that supplier's products and services. There has been no further development of this software and management system was made during the last fiscal year.

Former Personal Computer Division

All operations of the PC division have been terminated since May 2003.

PRINCIPLE PRODUCTS OR SERVICES AND THEIR MARKETS

BusinessWay for the greater part of the fiscal year, has been attempting without sucess to startup the WTE Power Division and to attrack new businee through ventures and acqisitions.We will continue to seek out strategic alliances that will enable us to establish this new division. We will attempt through joint venture projects, and will continue to seek further acquisitions and/or joint ventures with other companies in this field and industry. As in every business, there is always unforeseen situations that could impact our ability to meet our business objectives.

COMPETITION.
In fiscal 2004, there was no operations made in the company or it's subsidiaries. The company and it's subsidiaries had no operations during fiscal year 2004.

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
RESEARCH AND DEVELOPMENT EXPENSES
Tthe corporation's research and development division was terminated since fiscal year 2003.Management is seeking venture capital by means of private placement or other. Should additional financing be raised a decision by management will be made to restart this division. In fiscal 2004, there was no research and development expenses made or it's subsidiaries. In fiscal 2004, there was no operations made in the company or it's subsidiaries. The company and it's subsidiaries had no operations during fiscal year 2004.
EMPLOYEES
As of July 31, 2004, the company and it's wholly-owned Canadian subsidiaries had no active employees on payroll. Other than Management, Fabrice Zambito and Dominic Heddo as documented herewithin.
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

GENERAL
GENERAL ECONOMIC CONDITIONS.

In fiscal 2004, there was no operations made in the company or it's subsidiaries. The company and it's subsidiaries had no operations during fiscal year 2004.

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

OUR QUARTERLY OPERATING RESULTS ARE LIKELY TO FLUCTUATE.

In fiscal 2004, there was no operations made in the company or it's subsidiaries. The company and it's subsidiaries had no operations during fiscal year 2004.

Due to the foregoing factors, in some future quarter our operating results may be below the expectations of public market analysts and investors. In such event, the price of our common shares would likely suffer.

QUARTERLY SALES CYCLE MAKES PLANNING AND OPERATIONAL EFFICIENCIES DIFFICULT. In fiscal 2004, there was no operations made in the company or it's subsidiaries. The company was unable to startup any of it's subsidiaries and was not able to secure any financing.

NEED FOR ADDITIONAL FINANCING.

We have had significant working capital deficiencies and have experienced negative cash flows in the past. We have historically depended upon capital infusion from the issuance of long term debt and equity securities to provide the cash needed to fund operations. Our ability to continue in business depends upon our continued ability to obtain significant financing from external sources. If any additional capital that we may require were raised through borrowing or other debt financing, we would incur substantial additional interest expense. Sales of equity securities, through a traditional underwritten offering, would dilute, on a pro rata basis, the percentage ownership of all holders of common shares. There can be no assurance that any such financing would be available upon terms and conditions acceptable to us, if at all. The inability to obtain additional financing in a sufficient amount when needed and upon acceptable terms and conditions could have a materially adverse effect upon our business. WE ARE UNCERTAIN THAT WE WILL BE ABLE TO OBTAIN ADDITIONAL CAPITAL THAT MAY BE NECESSARY TO CONTINUE OUR BUSINESS PLAN. Our future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing knowledge and market developments and ability to successfully market our products. We have predicted that we will require approximately $1,350,000 over the period ending July 31, 2005 in order to accomplish our goals. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that we:

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

WE MAY NOT BE ABLE TO REALIZE ANY GROWTH. Our ability to achieve our planned growth is dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees, the adequacy of our financial resources, our ability to identify and efficiently provide and perform such new products and services as our customers may require in the future and our ability to adapt our own systems to accommodate our expanded operations. In addition, there can be no assurance that we will be able to achieve our planned expansion or that we will be able to manage successfully such expanded operations. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on our business.

UNSCHEDULED DELAYS IN THE DEVELOPMENT OF OUR PRODUCTS OR THE IMPLEMENTATION OF OUR SALES PROGRAM COULD RESULT IN LOST OR DELAYED REVENUES.
In fiscal 2004, there was no operations made in the company or it's subsidiaries. The company was unable to startup any of it's subsidiaries and was not able to secure any financing.
OUR LIMITED MARKETING AND SALES RESOURCES WILL PREVENT US FROM EFFECTIVELY MARKETING OUR PRODUCTS AND SERVICES.
In fiscal 2004, there was no operations made in the company or it's subsidiaries. The company was unable to startup any of it's subsidiaries and was not able to secure any financing.
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

COMPETITION FOR TALENTED EMPLOYEES COULD HAMPER BUSINESS OPERATIONS.

Like all companies, we must compete for talented employees in a market where the demand for such individuals exceeds the number of qualified candidates. As a result, we focus significant efforts on attracting and retaining individuals in key technology positions. These efforts have generated positive results in terms of both reducing attrition rates and filling openings created by prior employee losses. Declining stock market prices, however, make retention more difficult as prior equity grants contain less value and key employees pursue equity opportunities elsewhere. Should we experience a substantial loss of talent or an inability to attract talent for key openings, particularly in critical markets, the resulting talent gaps could impact our ability to meet our business objectives.

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

In fiscal 2004, there was no operations made in the company or it's subsidiaries. The company was unable to startup any of it's subsidiaries and was not able to secure any financing.

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

SUPPLIERS.
In fiscal 2004, there was no operations made in the company or it's subsidiaries. The company was unable to startup any of it's subsidiaries and was not able to secure any financing.
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

E-COMMERCE

We had developed our e-commerce business in part through investment in existing companies and the continued expansion of the BusinessWay Website, through which our branded products are available. E-commerce is still a relatively new and emerging distribution channel whose success is dependent on a variety of factors, including its continued acceptance by consumers. Our success utilizing e-commerce depends on such factors as the satisfactory performance, reliability and availability of the BusinessWay Website; the reliability and efficiency of our computer and communications hardware systems; our ability to compete with a growing number of rival e-commerce sites; our ability to evolve, update and improve our services and offerings in response to changing demands; and the consumer demand for our products. Expansion in this area has required investment in start-up activities and initial operating losses in this portion of our business.

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

WE OPERATE IN AN ENVIRONMENT THAT FACES RAPID TECHNOLOGICAL CHANGE.

Our future success will depend in large part upon our ability to keep pace with technology. Rapid changes have occurred, and are likely to continue to occur. There can be no assurance that our development efforts will not be rendered obsolete by research efforts and technological advances made by others. The market for technology services is characterized by rapid technological advances, frequent new product introductions and enhancements, and changes in customer requirements. Although we believe that our e-commerce business plan is sufficient for the present, we believe that our future success will depend in large part on our ability to service new products, platforms and rapidly changing technology. These factors will require that we provide adequately trained personnel to address the increasingly sophisticated, complex and evolving needs of our customers.

ITEM 2. PROPERTIES

BusinessWay's and it's subsidiaries' principal facilities as of July 31, 2004, are listed below. All of the principal facilities are leased. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service, and administration.

APPROX. LOCATION PRINCIPAL USE FLOOR AREA (SQ. FEET)

1480 Rue Bégin, Saint-Laurent, Quebec	Corporate Headquarters (Administration, Research & Development, Sales and Marketing)	300
ITEM 3. LEGAL PROCEEDINGS

As of July 31, 2004 BusinessWay is not a party to any pending legal proceeding.

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

The closing price on July 31, 2004 was $0.011.

FISCAL YEAR 2004
QUARTER ENDED:
HIGH	LOW
October 31, 2003	$0.011	$0.011
January 31, 2004	$0.009	$0.009
April 30, 2004	$0.01	$0.01
July 31, 2004	$0.01	$0.01
FISCAL YEAR 2003
QUARTER ENDED:
HIGH	LOW
October 31, 2002	$0.007	$0.007
January 31, 2003	$0.01	$0.007
April 30, 2003	$0.01	$0.01
July 31, 2003	$0.02	$0.02

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

HOLDERS
As of July 31, 2004, there were 76,035,867 shares of Common Stock outstanding, held of record by approximately 112 stockholders.
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

GENERAL :

In fiscal 2004, there was no operations made in the company or it's subsidiaries. The company was unable to startup any of it's subsidiaries and was not able to secure any financing.

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

RESULTS OF OPERATIONS
REVENUES
As the company had ceased on operations in fiscal year ending July 31, 2004, there were therefore no operations in fiscal year ending July 31, 2004.
COST OF SALES
There were no related cost of sales due to operations being terminated in fiscal 2004.
OPERATING EXPENSES
The company did incur some operating expenses consisting of rent and professional. As well there salaries paid as regards employment contracts signed as per attached notes amounting to some $219,000.
NET INCOME
Primarily as a result of these expenses , the company incurred a net loss of $247,746 for the year.
LIQUIDITY AND CAPITAL RESOURCES
Presently the company has no banking agreements . The company is continuing to seek new alternatives through private sales of its stock or other manners in order to restart the operations.
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

August 17, 2004 /s/ Robert M. Lawand Robert M. Lawand, C.A Montreal, Quebec

BUSINESSWAY INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2004

	2004	2003
Current Assets
Accounts receivable &shy; net.................................	0	$ 3,000
Inventory.................................................	0	-
Prepaid Expenses..........................................	0	-
	----------	---------
Total Current Assets..............................	0	3,000
Deferred Income Taxes.....................................	0	0
Capital Assets............................................	0	0
	----------	---------
Total Assets......................................	0	$ 3,000
	========	=========
Current Liabilities
Bank Indebtedness.........................................	0	0
Accounts Payable..........................................	131,121	106,125
Income Taxes Payable......................................	0	0
Current portion of long-term debt.........................	0	0
Advance from a director...................................	0	0
	----------	---------
Total Current Liabilities.........................	131,121	106,125
Long Term Debt....................................	0	0
Due To Shareholders...............................	0	0
	----------	---------
Total Liabilities.................................	131,121	106,125
	----------	---------
Shareholders Equity
Share Capital.............................................	42,386	42,386
Additional Paid-In Capital................................	1,036,383	817,383
Other Comprensive Income..................................	(24,752)	(25,502)

Retained Earnings (Deficit)...............................	(1,185,138)	(937,392)
	----------	---------
Total Equity......................................	(131,121)	(103,125)
	----------	---------
Total Liabilities and Equity......................	0	$3,000
	========	=========

See accompanying summary of accounting policies and notes to financial statements.

BUSINESSWAY INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE YEARS ENDED JULY 31,

	2004	2003
	------	------
Loss For The Year......................................................................................	(247,746)	286,933
Other Comprehensive Income (Loss).........................
Foreign Currency Translation Adjustment...................	750	(12,431)
	----------	----------
Consolidated Comprehensive Loss...........................	(246,996)	(274,502)
Basic and Diluted Comprehensive Loss Per Share............	0.003	0.004
Weighted Average Number of Shares Outstanding.............	76,035,867	61,735,867
	----------	----------

See accompanying summary of accounting policies and notes to financial statements.

BUSINESSWAY INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JULY 31, 2004

	COMMON STOCK		ADDITIONAL	OTHER	RETAINED	TOTALS
			PAID IN	COMPREHENSIVE	EARNINGS	STOCKHOLDERS'
			CAPITAL	INCOME	(DEFICIT)	EQUITY
	SHARES	AMOUNT
	--------	--------	--------	--------	--------	--------
BALANCES JULY 31, 2003	61,735,867	$ 42,386	$ 817,383	($25,502)	($937,392)	($103,125)
ISSUANCE OF SHARES	14,300,000	0	219,000			219,000

Translation adjustment				750		750
Net Loss for the year					(247,746)	(247,746)
Balance , July 31, 2004	76,035,867	$42,386	$1,036,383	($24,752)	($ 1,185,138)	($131,121)

See accompanying summary of accounting policies and notes to financial statements.

BUSINESSWAY INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED JULY 31,2004

	2004	2003
	-----------	-----------

CASH PROVIDED BY ( USED IN ) OPERATING ACTIVITIES
Net Income (loss).........................................	(247,746)	286,933
Items not requiring cash outlay
Amortisation..............................................	0	12,446
Sub-total.................................................	(247,746)	299,379
Changes in non-cash working capital items Accounts receivable	0	194,149
Inventory.................................................	0	33,146
Prepaid Expenses..........................................	0	0
Accounts Payable and accruals.............................	24,996	(366,725)
Income Taxes Payable......................................	0	0
Translation adjustment....................................	750	(16,506)
Funds generated from (used in) operations.................	25,746	143,443
CASH PROVIDED BY ( USED IN ) FINANCING
Advance from a director...................................	0	(63,278)
Share capital.............................................	0	0
Additional paid-in capital................................	219,000	67,604
Increase( decrease) long term debt........................	0	0
Due to shareholders.......................................	0	0
Funds generated from (used in) financing..................	219,000	4,326
CASH PROVIDED BY ( USED IN ) INVESTMENTS
Acquisition of capital assets.............................	0	74,164
FUNDS (USED IN)GENERATED FROM INVESTMENTS.................	0	74,164
NET CHANGE FOR THE YEAR...................................	(3,000)	221,933
CASH (DEFICIENCY) BEGINNING OF YEAR.......................	3,000	(218,933)
CASH END OF YEAR..........................................	0	3,000
	=========	=========

See accompanying summary of accounting policies and notes to financial statements.

BUSINESSWAY INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2004

	2004	2003
	---------	---------

SALES......................................................	0	331,194
COST OF SALES..............................................	0	182,418
	-----------	-----------
GROSS PROFIT...............................................	0	148,776
EXPENSES
SELLING...................................................	0	8,680
ADMINISTRATIVE............................................	247,746	380,273
FINANCIAL INTEREST PAID.................................	0	4,682
TOTAL EXPENSES............................................	247,746	393,635
NET LOSS BEFORE INCOME TAX OTHER INCOME	(247,746)	(244,859)
PROVISION FOR INCOME TAXES
OTHER INCOME	0	531,792

NET INCOME (LOSS) BEFORE INCOME TAX	(247,746)	286,933
CURRENT...................................................	0	0
DEFERRED..................................................	0	0
NET INCOME(LOSS)	(247,746)	286,933
NET INCOME (LOSS) PER SHARE -BASIC AND DILUTED.............	($0.003)	$0.004
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING..............	76,035,867	61,735,867

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS AT JULY 31, 2004

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States. The significant accounting principles are as follows:

(a) Consolidated financial statements and basis of presentation: The consolidated financial statements include the accounts of BusinessWay International Corp. and its subsidiaries . As at July 31,2004, only WTE Power Corp (currently inactive) and 3422336 Canada Inc (closed since December 2000) remain as subsidiaries. Any inter-company transactions and balances have been eliminated.

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

n) On April 5, 2002, the Company signed a Letter of Intent, pursuant to which it agreed to acquire the assets (the "Acquisition") of all the rights, new contracts, power plant technology know-how, as well as the present key personnel of Pourslo International Development Inc. ("Pourslo"), a privately held company incorporated under the laws of Quebec and Canada. The registrant has created a new wholly-owned Canadian subsidiary called WTE Power Corp. ("WTE Power") on June 12, 2002 in order to accommodate the new operations and acquired rights, new contracts, power plant technology know-how, as well as the present key personnel of Pourslo. Closing of the Acquisition is subject to a number of conditions, the board of directors of the registrant has successfully and satisfactory completed and has approved the completion of the due diligence review of the business and affairs of Pourslo by the Company; and preparation and execution of formal documentation in connection with the Acquisition. As of July 31,2004, the acquisition had not been completed.

o) On June 14, 2002, the directors of the company amended the Non-Qualified Stock Option Plan, pursuant to which the Plan Administrator is authorized to grant up to a total of 5,800,000 common shares as filed on Form S-8 on June 21, 2002 (incorporated by reference in Part III of this Form 10-KSB).

NOTE 2. ORGANIZATION AND BUSINESS ACTIVITIES

n fiscal 2004, there was no operations made in the company or it's subsidiaries. The company was unable to startup any of it's subsidiaries and was not able to secure any financing.

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

The corporation had now undergone a complete restructuring and will focus on the development of it's wholly owned subsidiary WTE Power Corp. The change in focus and direction towards the energy sector and divisions should allow the company to raise new capital for it's energy sector projects. The Company is also seeking to grow its business through acquisitions, and joint ventures with others in the energy industry. The company plans to continue to seek out strategic alliances that would have enable it to generate sales either by direct sales or through joint venture projects. As in every business, there is always unforeseen situations that could impact our ability to meet our business objectives. In fiscal 2004, there was no operations made in the company or it's subsidiaries. The company was unable to startup any of it's subsidiaries and was not able to secure any financing.

PRESENTLY ALL THE COMPANY'S DIVISIONS AND SUBSIDIARIES HAD NO OPERATIONS OR BUSINESS ACTIVITIES.

NOTE 3. PROPERTY AND EQUIPMENT:
COST	ACCUMULATED AMORTIZATION	NET BOOK 2004	VALUE 2002

Leasehold Improvements	0	0	0	19,914
Computer	0	0	0	50,623
Furniture and fixtures	0	0	0	11,794
Master franchiser Rights	0	0	0	0
82,331
NOTE 4. SHARE CAPITAL:
2004	2003
Authorized: 300,000,000 common shares, Par value of US$0.001 per share
Issued and outstanding:
76,035,867 common shares (2003 - 61,735,867)	$42,386	$42,386

(i) Options granted: The Corporation granted options to employees. In the opinion of management, certain options were cancelled in accordance with termination clauses of such agreements. Changes in and certain service outstanding options were as follows:

Number	Exercise price per share
Options outstanding, August 1 ,2003	2,419,800	-
Granted. . . . . . . . . . . . . .	300,000	.03US-
Options Excercised	300,000	.03US-
Options outstanding, July 31,2004 .....................................................................................................2,419,800

  Options granted have to be exercised over a period not exceeding fifteen years. During current fiscal year, 300,000 options were exercised.

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
NOTE 5. COMMITMENTS:
a)The Corporation leases its office and retail space under leases expiring at July 31, 2004. The company is leasing the premises on a month to month basis.
NOTE 6. INCOME TAXES:
Losses carry forward available for the US operations amount to:
NIL

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

Carrying Amount 2004	Fair Value 2004	Carrying Amount 2003	Fair Value 2003
Financial assets:
Cash and cash equivalents....	0	0	$3,000	$3,000
Accounts receivable..........	0	0	0	0
Financial liabilities:
Bank indebtedness............	0	0	0	0
Accounts payable.............	131,121	131,121	106,125	106,125
Other current liabilities....	0	0	0	0

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
NOTE 9. RELATED PARTY TRANSACTIONS:
None
NOTE 10. SUBSEQUENT EVENTS:
Up to the date of signing of these financial statements there were no known subsequent events of any significance.
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

Faris Heddo

Mr. Faris Heddo is the founder of the canadian BusinessWay Computer Centers in 1988.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As used in this section, the term "beneficial ownership" with respect to a security is defined by Regulation 228.403 under the Securities Exchange Act of 1934, as amended, as consisting of: (1) any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power (which includes the power to vote, or to direct the voting of such security) or investment power (which includes the power to dispose, or to direct the disposition of, such security); and (2) any person who, directly or indirectly, creates or uses a trust, proxy, power of attorney, pooling arrangement or any other contract, arrangement or device with the purpose or effect of divesting such person of beneficial ownership of a security or preventing the vesting of such beneficial ownership. Each person has sole voting and investment power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated. As of July 31, 2004, the Company had a total of 76,035,867 common shares ($0.001 par value per common share) issued and outstanding, held of record by approximately 101 stockholders. As of July 31, 2004, no person known to the Company was the beneficial owner of more than five percent (5%) of the outstanding common shares of the Company except the following:

NAME AND ADDRESS AMOUNT AND NATURE OF PERCENTAGE OF BENEFICIAL OWNER BENEFICIAL OWNERSHIP OF CLASS (1)
Fabrice Zambito 1480 Rue Bégin, Saint-Laurent, Quebec H4R 1X1	15,580,000 common shares & 5,000,000 Class A Special Voting Shares	23.32%
Faris Heddo 1480 Rue Bégin, Saint-Laurent, Quebec H4R 1X1	1,100,000 options exercisable	1.25%
Michelle Scott 1480 Rue Bégin, Saint-Laurent, Quebec H4R 1X1	11,588,315 common shares & 1,100,000 options exercisable	14.38%
Dominic Heddo 1480 Rue Bégin, Montreal, Quebec, H4R 1X1	2,000,000 common shares & 5,000,000 Class A Special Voting Shares	7.93%
MMJ Venture Capital Group Inc. 500 Place D'Armes, Suite 2314, Montreal, Quebec, H2Y 2W2	14,747,559 common shares	16.71%
FONDACTION CSN Pour La Cooperation et L'Emploi 2100 Boulevard de Maisonneuve est, Montreal, Quebec, H2K 4S1	6,000,000 common shares	6.80%

(1) Based on 76,035,867 common shares, 2,200,000 Options and 10,000,000 Class A Special Voting Shares (for a total of 88,235,867) outstanding as of July 31, 2004. The following table lists, as of July 31, 2004, the number of common shares beneficially owned, and the percentage of the Company's common shares so owned, by each director and by all directors and executive officers as a group.

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENTAGE OF CLASS(1)
========================	==================	========================
Fabrice Zambito	20,580,000	23.32%
Faris Heddo	1,100,000	1.25%
Michele Scott	12,688,315	14.38%
Dominic Heddo	7,000,000	7.93%
------------------------------	-------------------------	------------------------------
Directors and Officer as a group	41,368,315	46.88%
========================	==================	========================

(1) Based on 76,035,867 common shares, 2,419,800 Options and 10,000,000 Class A Special Voting Shares (for a total of 88,235,867) outstanding as of July 31, 2004 and, as to a specific person, shares that can be issued pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options.

CHANGES IN CONTROL

For the fiscal year ended July 31 2004 there was not a change in control in the company. The company in seeking additional venture capital or acquisitions this may entail a future change in control.

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

BusinessWay International Corporation

By:

/s/ Fabrice Zambito

Fabrice Zambito

Chairman Of the Board and Director

Date: August 18, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities indicated on August 18, 2004.

/s/ Fabrice Zambito

Chairman of the Board / Director / Chief Financial Officer

Fabrice Zambito

/s/ Dominic Heddo

Chief Executive Officer

Dominic Heddo