Form 10QSB
period 2004-10-31
ICBS INTERNATIONAL CORP.
filed 2004-12-30
CIK 1079574

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended October 31, 2004

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to _________

                        Commission File Number: 000-27097

                            ICBS INTERNATIONAL CORP.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Florida                                      98-0215778
     -------------------------------                     ---------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                     Identification Number)


                          205 Church Street, Suite 340
                          New Haven, Connecticut 06510
                   ------------------------------------------
                    (Address of principal executive offices)

                                  888-932-4402
                           --------------------------
                           (Issuer's telephone number)

                         BUSINESSWAY INTERNATIONAL CORP.
               ---------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of December 29, 2004, the Company had 101,381,160 issued, and outstanding shares of its $.001 par value common stock.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

Documents incorporated by reference:  None.

                            ICBS INTERNATIONAL CORP.

                                      INDEX


PART  I.  FINANCIAL INFORMATION

     Item 1. Condensed Consolidated Financial Statements (Unaudited):

          Condensed   Consolidated   Balance   Sheet  as  of  October  31,  2004
          (Unaudited)

          Condensed Consolidated Statements of Operations - For the Three Months Ended October 31, 2004 and 2003 (Unaudited)

       Condendensed Consolidated Statements of Cash Flows - For the Three
               Months Ended October 31, 2004 and 2003 (Unaudited)

          Notes to Condensed Consolidated Financial Statements

     Item  2.  Management's Discussion and Analysis or Plan of Operation


PART  II.  OTHER INFORMATION

     Item  1.  Legal Proceedings

     Item  2.  Changes in Securities and Use of Proceeds

     Item  3.  Defaults Upon Senior Securities

     Item  4.  Submission of Matters to a Vote of Security Holders

     Item  5.  Other Information

     Item  6.  Exhibits and Reports on Form 8-K


SIGNATURES

ITEM 1. FINANCIAL STATEMENTS

                    ICBS INTERNATIONAL CORP. AND SUBSIDIARIES

                (FORMERLY BUSINESSWAY INTERNATIONAL CORPORATION)

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            OCTOBER 31, 2004 AND 2003

                    ICBS INTERNATIONAL CORP. AND SUBSIDIARIES
                (FORMERLY BUSINESSWAY INTERNATIONAL CORPORATION)
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003


CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):


Condensed Consolidated Balance Sheet as of October 31, 2004 (UNAUDITED)

Condensed  Consolidated  Statements  of  Operations  for the Three  Months Ended
  October 31, 2004 and 2003 (UNAUDITED)

Condensed  Consolidated  Statements  of Cash  Flow for the  Three  Months  Ended
  October 31, 2004 and 2003 (UNAUDITED)

Notes to Condensed Consolidated Financial Statements

                   ICBS INTERNATIONAL CORP. AND SUBSIDIARIES
                (FORMERLY BUSINESSWAY INTERNATIONAL CORPORATION)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          OCTOBER 31, 2004 (UNAUDITED)


                                     ASSETS

TOTAL ASSETS                                                                    $       -
                                                                                ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                              $   131,121
                                                                                ------------

TOTAL CURRENT LIABILITIES                                                           131,121
                                                                                ------------

STOCKHOLDERS' (DEFICIT)

  Class A Special Voting stock, no par value; 120,000,000 shares authorized
   and 10,000,000 shares issued and outstanding                                         -
  Common stock, $.001 par value; 300,000,000 shares authorized
    and 76,035,867  shares issued and outstanding                                    76,036
  Additional paid-in capital                                                      1,002,733
  Comprehensive income (loss)                                                       (24,752)
  Accumulated deficit                                                            (1,185,138)
                                                                                ------------

        Total stockholders' (deficit)                                              (131,121)
                                                                                ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                   $       -
                                                                                ============

The accompanying notes are in integral part of these condensed consolidated financial statements

                    ICBS INTERNATIONAL CORP. AND SUBSIDIARIES
                (FORMERLY BUSINESSWAY INTERNATIONAL CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003 (UNAUDITED)


                                                       2004             2003
                                                  -------------    -------------

OPERATING REVENUE
  Sales                                            $       -        $       -
                                                  -------------    -------------

OPERATING EXPENSES
  Compensation expense                                     -            219,000
  Professional fees                                        -              2,775
  General and administrative                               -                666
                                                  -------------    -------------

  Total Operating Expenses                                 -            222,441
                                                  -------------    -------------

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES               -           (222,441)
  Provision for income taxes                               -                -
                                                  -------------    -------------

NET LOSS APPLICABLE TO COMMON SHARES               $       -        $  (222,441)
                                                  =============    =============

NET LOSS PER BASIC AND DILUTED SHARES              $       -        $    (0.003)
                                                  =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                76,035,867       76,035,867
                                                  =============    =============

The accompanying notes are in integral part of these condensed consolidated financial statements

                (FORMERLY BUSINESSWAY INTERNATIONAL CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
        FOR THE THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003 (UNAUDITED)


                                                       2004              2003
                                                   ------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                          $     -          $ (222,441)
                                                   ------------     ------------

  Changes in assets and liabilities
    Accounts payable                                      -               3,441
                                                   ------------     ------------
    Total adjustments                                     -               3,441
                                                   ------------     ------------

      Net cash (used in) operating activities             -            (219,000)
                                                   ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                -             219,000
                                                   ------------     ------------
      Net cash provided by financing activities           -             219,000
                                                   ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 -                 -

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                   -               3,000
                                                   ------------     ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD           $     -          $    3,000
                                                   ============     ============

CASH PAID DURING THE YEAR FOR:
  Interest expense                                  $     -          $      -
                                                   ============     ============
  Income taxes                                      $     -          $      -
                                                   ============     ============

The accompanying notes are in integral part of these condensed consolidated financial statements

                    ICBS INTERNATIONAL CORP. AND SUBSIDIARIES
                (FORMERLY BUSINESSWAY INTERNATIONAL CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            OCTOBER 31, 2004 AND 2003

NOTE 1-   ORGANIZATION AND BASIS OF PRESENTATION
          --------------------------------------

          ICBS International Corp. (the Company) is a business consulting company located in Greater Montreal, Canada serving companies throughout the world intending to do business in Canada. The Company owns a U.S. licensed broker-dealer based in New York City, that specializes in servicing small to mid-sized companies that cover an extensive range of services from taking companies public in the United States, incorporation, back-office administration to capital raising in a variety of industry sectors. The Company has placed its emphasis on accounting, financial and administrative support for their clients.

          Effective December 4, 2004, a change in control of the Company occurred in conjunction with the closing under an Acquisition Agreement dated September 24, 2004, between the Company and Inter Canadian Business Services, Ltd. (a.k.a. Service Daffaires Inter Canadian Ltee.) a Canadian corporation.

          The closing under the Acquisition Agreement consisted of a stock for stock exchange in which the Company acquired all of the issued and outstanding common stock of Inter Canadian Business Services, LTD. in exchange for the issuance of 86,173,987 shares of its common stock, after a 5 for 1 reverse split of the Companys outstanding shares. As a result of this transaction, Inter Canadian Business Services, Ltd. became a wholly owned subsidiary of the Company.

          Following the closing of the Acquisition Agreement, and an agreed to 5 for 1 reverse split, the Company has 101,381,160 post-split shares of common stock outstanding. This 101,381,160 shares of common stock consisted of the issuance of the 86,173,987 common stock shares for the exchange of Inter Canadian Business Services, Ltd. and the pre-split 5 for 1 reverse split of the 76,035,867 common stock shares adjusted to 15,207,173 common stock shares. The 86,173,987 shares of common stock have been issued to four different shareholders.

          The Company also had 2,000,000 post-split (10,000,000 pre-split) Class A Special Voting Shares outstanding.

          The Company changed its corporate offices from Quebec, Canada to New Haven, Connecticut in accordance with the Acquisition Agreement. Additionally, on November 7, 2004, the Company changed its name to ICBS International Corp.

          The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Companys annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (PCAOB) have been condensed or omitted pursuant to such rules and regulations, although the
          Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the July 31, 2004 audited financial statements and the accompanying notes thereto. While management believes the procedures

                    ICBS INTERNATIONAL CORP. AND SUBSIDIARIES
                (FORMERLY BUSINESSWAY INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2004 AND 2003

NOTE 1-   ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
          --------------------------------------

          followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

          These condensed consolidated unaudited financial statements reflect all adjustments, include normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the consolidated operations and cash flows for the periods presented.

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

          Principles of Consolidation
          ---------------------------

          The consolidated financial statements include the accounts of ICBS International Corp. and subsidiaries (Formerly BusinessWay International Corp. and its subsidiaries). As of July 31, 2004, only WTE Power Corp. (currently inactive) and 3422336 Canada, Inc. (closed since December 2002) remain as subsidiaries. Any inter-company transactions and balances have been eliminated. The newly acquired company effective December 4, 2004 will be consolidated in the six months ended January 31, 2005 report.

          Property and Equipment
          ----------------------

          Property and equipment when acquired will be stated at cost. Depreciation will be computed using the straight-line and declining balance methods over the estimated useful lives of the assets; two to five years for furniture and equipment, and computer equipment. The Company assesses the recoverability of its fixed assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. If assets are determined to be recoverable, but the useful lives are shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives. When fixed assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations.

          Net (Loss) Per Share
          --------------------

          Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

                    ICBS INTERNATIONAL CORP. AND SUBSIDIARIES
                (FORMERLY BUSINESSWAY INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2004 AND 2003

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------

          Net (Loss) Per Share (continued)
          --------------------

          The following is a reconciliation of the computation for basic and diluted EPS:

                                                     October 31,    October 31,
                                                        2004            2003
                                                 --------------   --------------

          Net loss                                $       -        $   (222.411)

          Weighted-average common shares
          Outstanding (Basic)                      76,035,867        76,035,867

          Weighted-average common stock
          Equivalents
            Stock options                                 -                 -
            Warrants                                      -                 -
                                                 --------------   --------------

          Weighted-average common shares
          Outstanding (Dluted)                     76,035,867        76,035,867
                                                 ==============   ==============

          Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for October 31, 2004 and 2003 because inclusion would have been antidilutive.

          Options for Common Stock
          ------------------------

          The Company uses the intrinsic value method to account for options granted to executive officers, directors and other key employees for the purchase of common stock. No compensation expense is recognized on the grant date, since at that date, the option price equals or is higher than the market price of the underlying common stock. The Company discloses the pro forma effect of accounting for stock options under the fair value method. The Company uses the fair value method to account for options granted to advisors for the purchase of common stock.

                    ICBS INTERNATIONAL CORP. AND SUBSIDIARIES
                (FORMERLY BUSINESSWAY INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2004 AND 2003

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------

          Use of Estimates
          ----------------

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Foreign Exchange
          ----------------

          Foreign denominated assets and liabilities of the foreign subsidiary are translated at the rate of exchange prevailing at the balance sheet date whereas its revenues and expenses are translated at the monthly average exchange rate prevailing during the period. Translation adjustments that result from translating foreign currency financial statements are included in a separate component of stockholders equity. Other foreign exchange gains and losses are included in the determination of net earnings.

          Income Taxes
          ------------

          Income taxes are computed on the pretax income, offset by pre-existing net operating losses, based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

          Fair Value of Financial Instruments
          -----------------------------------

          The carrying amounts of the Companys financial instruments include accounts payable, which approximates fair values because of the short maturities of these instruments.

                    ICBS INTERNATIONAL CORP. AND SUBSIDIARIES
                (FORMERLY BUSINESSWAY INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2004 AND 2003

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Stock-Based Compensation
          ------------------------

          Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), and related interpretations.
          Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and has adopted the enhanced disclosure provisions of SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123.

          The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period was the period in which the options were granted.

          The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Companys common stock on the date that the commitment for performance by the counterparty has been reached or the counterpartys performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

          In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS 148). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entitys accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002.

                    ICBS INTERNATIONAL CORP. AND SUBSIDIARIES
                (FORMERLY BUSINESSWAY INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2004 AND 2003

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------

          Recent Accounting Pronouncements (Continued)
          --------------------------------

          The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees, but has adopted the enhanced disclosure requirements of SFAS 148.

NOTE 3-   STOCKHOLDERS DEFICIT
          ---------------------

          Common Stock
          ------------

          The Company has 300,000,000 shares authorized at a par value of $0.001and 76,035,867 pre-split shares issued and outstanding as of October 31, 2004 and 2003, respectively.

          There were no issuances of common stock during the three months ended October 31, 2004 and 2003, respectively.

          Class A Special Voting Stock

          The Company has 120,000,000 shares authorized at no par value and 10,000,000 pre-split shares issued and outstanding as of October 31, 2004 and 2003, respectively.

          There were no issuances of class A special voting stock during the three months ended October 31, 2004 and 2003, respectively.


NOTE 4-   PROVISION FOR INCOME TAXES
          --------------------------

          Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Companys assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Companys consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

          At October 31, 2004, deferred tax assets consist of the following:

          Net deferred tax asset                                 $ 415,000
          Less:  valuation allowance                              (415,000)
                                                                 ----------
                                                                 $     -0-
                                                                 ==========

                    ICBS INTERNATIONAL CORP. AND SUBSIDIARIES
                (FORMERLY BUSINESSWAY INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2004 AND 2003


NOTE 4-   PROVISION FOR INCOME TAXES (continued)
          --------------------------

          At October 31, 2004, the Company had federal net operating loss carryforwards in the approximate amounts of $1,185,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 5-   GOING CONCERN
          -------------

          As shown in the accompanying condensed consolidated financial statements, the Company has incurred substantial net operating losses for the three months ended October 31, 2004 and 2003, as well as the years ended July 31, 2004 and 2003. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support these operations. This raises substantial doubt about the Companys ability to continue as a going concern.

          The Companys future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. In addition, the Company is in search of acquiring a business, or finding a suitable merger candidate. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. Management has restructured the Company, continues to seek out strategic alliances that would enable it to generate sales either by direct sales or through joint venture projects, and believes they can raise the appropriate funds needed to support their business plan.

          The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 6-   SUBSEQUENT EVENT

          Effective December 4, 2004, a change in control of the Company occurred in conjunction with the closing under an Acquisition Agreement dated September 24, 2004, between the Company and Inter Canadian Business Services, Ltd. (a.k.a. Service Daffaires Inter Canadian Ltee.) a Canadian corporation.

          The closing under the Acquisition Agreement consisted of a stock for stock exchange in which the Company acquired all of the issued and outstanding common stock of Inter Canadian Business Services, LTD. in exchange for the issuance of 86,173,987 shares of its common stock, after a 5 for 1 reverse split of the Companys outstanding shares. As a result of this transaction, Inter Canadian Business Services, Ltd. became a wholly owned subsidiary of the Company.

                    ICBS INTERNATIONAL CORP. AND SUBSIDIARIES
                (FORMERLY BUSINESSWAY INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            OCTOBER 31, 2004 AND 2003


NOTE 6-   SUBSEQUENT EVENT

          Following the closing of the Acquisition Agreement, and an agreed to 5 for 1 reverse split, the Company has 101,381,160 post-split shares of common stock outstanding. This 101,381,160 shares of common stock consisted of the issuance of the 86,173,987 common stock shares for the exchange of Inter Canadian Business Services, Ltd. and the pre-split 5 for 1 reverse split of the 76,035,867 common stock shares adjusted to 15,207,173 common stock shares. The 86,173,987 shares of common stock have been issued to four different shareholders.

          The Company also had 2,000,000 post-split (10,000,000 pre-split) Class A Special Voting Shares outstanding.

          The Company changed its corporate offices from Quebec, Canada to New Haven, Connecticut in accordance with the Acquisition Agreement. Additionally, on November 7, 2004, the Company changed its name to ICBS International Corp.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 2004 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 2004 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

The interim financial statements have been prepared by ICBS International Corp. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended July 31, 2004, have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the July 31, 2004 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended October 31, 2004 are not necessarily indicative of the operating results for the full fiscal year.

(A) THE COMPANY

ICBS International Corp ("ICBS") (Formerly BusinessWay International Corporation) ("BusinessWay"). The Company was organized on October 30, 1980, under the laws of the State of Florida as C.N.W. Corp. On February 1, 1981, the Company issued 1,000 shares of its $1 par value common stock for services of $1,000. The Company did not have any activity before 1998 and, accordingly, commencement of its development stage is considered to be at the beginning of 1998.

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

On September 12, 2000 the Company completed an acquisition of Cor-Bit Peripherals Inc. and BusinessWay Computer Centers Inc. (the "Acquisition"), the Company was no longer be considered a development stage enterprise. The acquisition included the incorporation of another wholly owned subsidiary, 3739007 Canada Ltd., for the purpose of acquiring 100% control of all issued and outstanding shares of Cor-Bit Peripherals Inc. and BusinessWay Computer Centers Inc. Under this share Exchange Agreement, the Company acquired the shares of Cor-Bit Peripherals Inc. and BusinessWay Computer Center Inc. in exchange of 40,000,000 exchangeable Preferred Shares (the "Preferred Shares") of 3739007 Canada Ltd. (which are exchangeable for the same number of shares of the Company's common stock), and 37,923,891 Class A Special Voting Shares in the capital of the Company (the "Special Voting Shares"). The Special Voting Shares were issued to the principal owners of the acquired companies. The principals of BusinessWay retained BusinessWay's franchise retail operations, as the retail operations of BusinessWay were not included under the terms of the Acquisition. At the closing date of acquisition, a new Board of Directors was formed consisting of the principals of BusinessWay, Cor-Bit as well as one former director of the company were put into place to lead the company in its new business direction.

On January 31, 2001 GlobalNetCare changed its name to BusinessWay International Corporation. The name change took effect at the opening for trading on the OTC Bulletin Board on Thursday, February 8, 2001 under the new stock symbol "BITL". The Corporation's new CUSIP number is .12329Y 10 4. See the Form 8-K which has been previously filed with the Securities and Exchange Commission and which are incorporated herein by this reference. See Part III, Item 13. BusinessWay also increased its authorized capital from 100,000,00 shares of $0.001 par value common stock and 40,000,000 Class A Special Voting shares, without par value, to 300,000,000 shares of $0.001 par value common stock and 120,000,000 Class A Special Voting Shares, without par value, (the "Capital Increase").

On March 2001, BusinessWay acquired through its wholly owned Canadian subsidiary Cor-Bit Peripherals Inc., the company BusinessWay Group Inc. ("BusinessWay Group"). BusinessWay Group operates as the master franchiser of seven independent retail computer stores located in the province Quebec. The company acquired 100% of the issued and outstanding common stock of BusinessWay Group Inc. by a unanimous vote and resolution of the board of directors of the company. This acquisition includes all the assets and assumption of all liabilities of the acquired company. The assets included the master franchiser rights, contracts, the BusinessWay retail operation system and documentation, and the two retail stores situated in the Greater Montreal Region.

On April 5, 2002, the Company signed a Letter of Intent, pursuant to which it agreed to acquire the assets (the "Acquisition") of all the rights, new contracts, power plant technology know-how, as well as the present key personnel of Pourslo International Development Inc. ("Pourslo"), a privately held company incorporated under the laws of Quebec and Canada. Mr. Lakhmiri and Mr. Dube are the sole shareholders, officers and directors of Pourslo.

The registrant has created a new wholly owned Canadian subsidiary called WTE Power Corp. ("WTE Power") on June 12, 2002 in order to accommodate the new operations and acquired rights, new contracts, power plant technology know-how, as well as the present key personnel of Pourslo. Pursuant to the agreement, Mr. Lakhmiri will be the President of WTE Power Corp. and Mr. Dube as the Vice-President and Faris Heddo as the Director. Mr. Lakhmiri would also be will be invited to sit as a Director of the registrant.

Closing of the Acquisition is subject to a number of conditions, the board of directors of the registrant has successfully and satisfactory completed and has approved the completion of the due diligence review of the business and affairs of Pourslo by the Company; and preparation and execution of formal documentation in connection with the Acquisition.

As of October 31, 2004, the acquisition had not been completed.

On April 28 2003 the company's annual shareholders meeting was held and a vote by the majority shareholders at the meeting voted and approved the sale of the computer division namely "3739007 Canada Inc" and it's Canadian subsidiaries and that the corporation authorized it's directors to negotiate and settle all lease obligations and with certain creditors with an equity for debts agreements.

On May 2,  2003  management  approved  the sale of the  company's  wholly  owned
Canadian subsidiary, 3739007 Canada Ltd. and all of 3739007 wholly owned subsidiaries. With this sale the company completely and terminated all it's business interest and activities in the PC business namely the CompuWay banner stores. The company retained all the RAMS software and the Internet software and medical website division.

(B) BUSINESS OF THE ISSUER

During the Quarter ending October 31, 2004, the Company had no business operations.


                           PART II. OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS
          ------------------

On January 15, 2003 American Home Assurance Company entered a judgment against the Company for non-payment of a insurance policy. The case number in Quebec Superior Court is 500-17-013868-032 Court file number, 0051193903. To date the judgment hasn't been paid. American Home Assurance Company claims the Company is liable for the amount of twenty-nine thousand, two hundred eighty-six dollars and fifty-nine cents Canadian Currency (CDN $ 29,286.59). To date, American Home has not attempted to enforce the judgement and the Company disputes it has any liability to American Homes.

Other than the matters above, there is no other past, pending or, to the Company's knowledge, threatened litigation or administrative action which has or is expected by the Company's management to have a material effect upon our Company's business, financial condition or operations, including any litigation or action involving our Company's officers, directors, or other key personnel.


ITEM  2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Equity Securities

During the three months ended October 31, 2003 the Company did not issue any new shares.

Effective December 4, 2004, a change in control of the Company occurred in conjunction with the closing under an Acquisition Agreement dated September 24, 2004, between the Company and Inter Canadian Business Services, Ltd. (a.k.a. Service D'affaires Inter Canadian Ltee.) a Canadian corporation.

The closing under the Acquisition Agreement consisted of a stock for stock exchange in which the Company acquired all of the issued and outstanding common stock of Inter Canadian Business Services, LTD. in exchange for the issuance of 86,173,987 shares of its common stock, after a 5 for 1 reverse split of the Company's outstanding shares. As a result of this transaction, Inter Canadian Business Services, Ltd. became a wholly owned subsidiary of the Company.

Following the closing of the Acquisition Agreement, and an agreed to 5 for 1 reverse split, the Company has 101,381,160 post-split shares of common stock outstanding. This 101,381,160 shares of common stock consisted of the issuance of the 86,173,987 common stock shares for the exchange of Inter Canadian Business Services, Ltd. and the pre-split 5 for 1 reverse split of the 76,035,867 common stock shares adjusted to 15,207,173 common stock shares. The 86,173,987 shares of common stock have been issued to four different shareholders.

The Company also had 2,000,000 post-split (10,000,000 pre-split) Class "A" Special Voting Shares outstanding.

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 20, 2004, the Company filed a Schedule 14C Information Statement pursuant to Section 14C of the Securities and Exchange Act of 1934 notifying its shareholders that the Company's Board of Directors and persons owning a majority of the outstanding voting securities of the Company have approved and adopted resolutions to Reverse Split all the Company's issued shares on a five for one basis, authorized the acquisition of ICBS Canada for 86,173,987 newly issued shares post reverse split, and to amend the Articles of Incorporations to affect a name change to ICBS International, Corp., and to issue ICBS non voting shares until ICBS attains a minimum of $500,000 USD in cumulative profits from January 1, 2005 to December 31, 2005 or shall obtain a minimum of $1,000,000 USD in additional financing on or before December 31, 2005 for up to 12,000,000 additional common shares. In the event ICBS does not meet these conditions by December 31, 2005, the newly issued shares are cancelled. No other votes are required or necessary. See the information under the captions "Security Ownership by Principal Holders and Management" and "Vote Required for Approval," below. No additional shareholder vote was required.

ITEM  5.  OTHER INFORMATION

None

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

(b) Reports on Form 8-K:

          Three Months Ended October 31, 2004

          The Company filed a Form 8-K on September 29, 2004 relating to events taken place on September 24, 2004, when the Company entered into an Acquisition Agreement to Purchase Inter Canadian Business Services, Ltd. A Canadian Corporation with its corporate headquarters located in Westmount, Quebec, Canada.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ICBS INTERNATIONAL CORP.
                                  (Registrant)


Date:    December 29, 2004                          By: /s/     RICHARD HOWARTH
                                                       -------------------------
                                                       Richard Horwath
                                                       President and Chief
                                                       Executive Officer
                                                       (Duly Authorized
                                                       Officer)


Date:    December 29, 2004                          By: /s/     NATHAN LAPKIN
                                                       -------------------------
                                                       Nathan Lapkin
                                                       Chief  Financial Officer
                                                       (Principal Financial
                                                       and Accounting Officer)