Form 10QSB
period 2005-01-31
ICBS INTERNATIONAL CORP.
filed 2005-03-21
CIK 1079574

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended January 31, 2005

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


                          980 Post Road East, 2nd Floor
                           Westport, Connecticut 06880
                   ------------------------------------------
                    (Address of principal executive offices)

                                  203-401-8089
                           --------------------------
                           (Issuer's telephone number)

                          205 Church Street, Suite 340
                          New Haven, Connecticut 06510
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 21, 2005, the Company had 33,871,680 issued, and outstanding shares of its $.001 par value common stock.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

Documents incorporated by reference:  None.

                            ICBS INTERNATIONAL CORP.

                                      INDEX


PART  I.  FINANCIAL INFORMATION

     Item 1. Condensed Consolidated Financial Statements (Unaudited):

          Condensed   Consolidated   Balance   Sheet  as  of  January  31,  2005
          (Unaudited)

          Condensed Consolidated Statements of Operations - For the Three Months Ended January 31, 2005 and 2004 (Unaudited)

          Condensed Consolidated Statements of Operations - For the Six Months Ended January 31, 2005 and 2004 (Unaudited)

          Condendensed Consolidated Statements of Cash Flows - For the Three Months Ended January 31, 2005 and 2004 (Unaudited)

          Condensed Consolidated Statements of Cash Flows - For the Six Months Ended January 31, 2005 and 2004 (UNAUDITED)

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

ITEM 1. FINANCIAL STATEMENTS

                    ICBS INTERNATIONAL CORP. AND SUBSIDIARIES

                (FORMERLY BUSINESSWAY INTERNATIONAL CORPORATION)

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            JANUARY 31, 2005 AND 2004

                    ICBS INTERNATIONAL CORP. AND SUBSIDIARIES
                (FORMERLY BUSINESSWAY INTERNATIONAL CORPORATION)
              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2005 AND 2004


CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):


Condensed Consolidated Balance Sheet as of January 31, 2005 (UNAUDITED)

Condensed  Consolidated  Statements  of  Operations  for the Three  Months Ended
  January 31, 2005 and 2004 (UNAUDITED)

Condensed  Consolidated  Statements  of  Operations  for  the  Six  Months Ended
  January 31, 2005 and 2004 (UNAUDITED)

Condensed  Consolidated  Statements  of Cash  Flow for the  Three  Months  Ended
  January 31, 2005 and 2004 (UNAUDITED)

Condensed  Consolidated  Statements  of  Cash  Flow for  the  Six  Months  Ended
  January 31, 2005 and 2004 (UNAUDITED)

Notes to Condensed Consolidated Financial Statements

                   ICBS INTERNATIONAL CORP. AND SUBSIDIARIES
                (FORMERLY BUSINESSWAY INTERNATIONAL CORPORATION)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                          JANUARY 31, 2005 (UNAUDITED)


                                     ASSETS

TOTAL ASSETS                                                                    $       -
                                                                                ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                              $   113,440
                                                                                ------------

TOTAL CURRENT LIABILITIES                                                           113,440
                                                                                ------------

STOCKHOLDERS' (DEFICIT)

  Class A Special Voting stock, no par value; 120,000,000 shares authorized
   and 2,000,000 shares issued and outstanding                                          -
  Common stock, $.001 par value; 300,000,000 shares authorized
    and 15,207,173  shares issued and outstanding                                    15,207
  Additional paid-in capital                                                      1,063,562
  Comprehensive income (loss)                                                          (235)
  Accumulated deficit                                                            (1,191,947)
                                                                                ------------

        Total stockholders' (deficit)                                              (113,440)
                                                                                ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                   $       -
                                                                                ============

The accompanying notes are in integral part of these condensed consolidated financial statements

                    ICBS INTERNATIONAL CORP. AND SUBSIDIARIES
                (FORMERLY BUSINESSWAY INTERNATIONAL CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND 2004 (UNAUDITED)


                                                       2005             2004
                                                  -------------    -------------

OPERATING REVENUE
  Sales                                            $       -        $       -
                                                  -------------    -------------

OPERATING EXPENSES
  Compensation expense                                     -                -
  Professional fees                                      2,500            8,775
  General and administrative                             4,336              807
                                                  -------------    -------------

  Total Operating Expenses                               6,836            9,582
                                                  -------------    -------------

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES            (6,836)          (9,582)
  Provision for income taxes                               -                -
                                                  -------------    -------------

NET LOSS APPLICABLE TO COMMON SHARES               $    (6,836)     $    (9,582)
                                                  =============    =============

NET LOSS PER BASIC AND DILUTED SHARES              $     (0.00)     $     (0.00)
                                                  =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                15,207,173       76,035,867
                                                  =============    =============

The accompanying notes are in integral part of these condensed consolidated financial statements

                    ICBS INTERNATIONAL CORP. AND SUBSIDIARIES
                (FORMERLY BUSINESSWAY INTERNATIONAL CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE SIX MONTHS ENDED JANUARY 31, 2005 AND 2004 (UNAUDITED)


                                                       2005             2004
                                                  -------------    -------------

OPERATING REVENUE
  Sales                                            $       -        $       -
                                                  -------------    -------------

OPERATING EXPENSES
  Compensation expense                                     -            219,000
  Professional fees                                      2,500           11,550
  General and administrative                             4,336            1,473
                                                  -------------    -------------

  Total Operating Expenses                               6,836          232,023
                                                  -------------    -------------

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES            (6,836)        (232,023)
  Provision for income taxes                               -                -
                                                  -------------    -------------

NET LOSS APPLICABLE TO COMMON SHARES               $    (6,836)     $  (232,023)
                                                  =============    =============

NET LOSS PER BASIC AND DILUTED SHARES              $     (0.00)     $     (0.00)
                                                  =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                15,207,173       76,035,867
                                                  =============    =============

The accompanying notes are in integral part of these condensed consolidated financial statements

                (FORMERLY BUSINESSWAY INTERNATIONAL CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
        FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND 2004 (UNAUDITED)


                                                       2005              2004
                                                   ------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                          $   (6,836)      $   (9,582)
                                                   ------------     ------------

  Changes in assets and liabilities
    Accounts payable                                     6,836            6,592
                                                   ------------     ------------
    Total adjustments                                    6,836            6,592
                                                   ------------     ------------

      Net cash (used in) operating activities             -              (2,990)
                                                   ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                -                -
                                                   ------------     ------------
      Net cash provided by financing activities           -                -
                                                   ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 -              (2,990)
CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                   -               3,000
                                                   ------------     ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD           $     -          $       10
                                                   ============     ============

CASH PAID DURING THE YEAR FOR:
  Interest expense                                  $     -          $      -
                                                   ============     ============
  Income taxes                                      $     -          $      -
                                                   ============     ============

The accompanying notes are in integral part of these condensed consolidated financial statements

                (FORMERLY BUSINESSWAY INTERNATIONAL CORPORATION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
         FOR THE SIX MONTHS ENDED JANUARY 31, 2005 AND 2004 (UNAUDITED)


                                                       2005              2004
                                                   ------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                          $   (6,836)      $ (232,023)
                                                   ------------     ------------

  Changes in assets and liabilities
    Accounts payable                                     6,836           10,033
                                                   ------------     ------------
    Total adjustments                                    6,836           10,033
                                                   ------------     ------------

      Net cash (used in) operating activities             -            (221,990)
                                                   ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                -                -
  Proceeds from issuance of common stock, net                           219,000
                                                   ------------     ------------
      Net cash provided by financing activities           -             219,000
                                                   ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 -              (2,990)
CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                   -               3,000
                                                   ------------     ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD           $     -          $       10
                                                   ============     ============

CASH PAID DURING THE YEAR FOR:
  Interest expense                                  $     -          $      -
                                                   ============     ============
  Income taxes                                      $     -          $      -
                                                   ============     ============

The accompanying notes are in integral part of these condensed consolidated financial statements

                     ICBS INTERNATIONAL CORP. AND SUBSIDIARIES
                (FORMERLY BUSINESSWAY INTERNATIONAL CORPORATION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2005 AND 2004

NOTE 1-   ORGANIZATION AND BASIS OF PRESENTATION
          --------------------------------------

          ICBS International Corp. (the "Company") is a business consulting company located in Greater Montreal, Canada serving companies throughout the world intending to do business in Canada. The Company owns a U.S. licensed broker-dealer based in New York City, that specializes in servicing small to mid-sized companies that cover an extensive range of services from taking companies public in the United States, incorporation, back-office administration to capital raising in a variety of industry sectors. The Company has placed its emphasis on accounting, financial and administrative support for their clients.

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

          The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (PCAOB) have been condensed or omitted pursuant to such rules and regulations, although the
          Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the July 31, 2004 audited financial statements and the accompanying notes thereto. While management believes the procedures

                (FORMERLY BUSINESSWAY INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JANUARY 31, 2005 AND 2004

NOTE 1-   ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
          --------------------------------------

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

                    ICBS INTERNATIONAL CORP. AND SUBSIDIARIES
                (FORMERLY BUSINESSWAY INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JANUARY 31, 2005 AND 2004

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------

          Net (Loss) Per Share (continued)
          --------------------

          The following is a reconciliation of the computation for basic and diluted EPS:

                                                       January 31,   January 31,
                                                         2005           2004
                                                      ------------  ------------
          Net loss                                    $    (6,836)  $  (222,441)
                                                      ------------  ------------

          Weighted-average common shares
          Outstanding (Basic)                          15,207,173    15,207,173

          Weighted-average common stock
          Equivalents
             Stock options                                    -             -
             Warrants                                         -             -
                                                      ------------  ------------

          Weighted-average common shares
          Outstanding (Diluted)                        15,207,173    15,207,173
                                                      ============  ============

          Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for January 31, 2005 and 2004 because inclusion would have been antidilutive.

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

                    ICBS INTERNATIONAL CORP. AND SUBSIDIARIES
                (FORMERLY BUSINESSWAY INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JANUARY 31, 2005 AND 2004

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

          Foreign Exchange
          ----------------

          Foreign denominated assets and liabilities of the foreign subsidiary are translated at the rate of exchange prevailing at the balance sheet date whereas its revenues and expenses are translated at the monthly average exchange rate prevailing during the period. Translation adjustments that result from translating foreign currency financial statements are included in a separate component of stockholder's equity. Other foreign exchange gains and losses are included in the determination of net earnings.

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

          Fair Value of Financial Instruments
          -----------------------------------

          The carrying amounts of the Company's financial instruments include accounts payable, which approximates fair values because of the short maturities of these instruments.

                    ICBS INTERNATIONAL CORP. AND SUBSIDIARIES
                (FORMERLY BUSINESSWAY INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JANUARY 31, 2005 AND 2004

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          -------------------------------------------

          Stock-Based Compensation
          ------------------------

          Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and has adopted the enhanced disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS No. 123".

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

          The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

          In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123"("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002.

                    ICBS INTERNATIONAL CORP. AND SUBSIDIARIES
                (FORMERLY BUSINESSWAY INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JANUARY 31, 2005 AND 2004

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          -------------------------------------------

          Recent Accounting Pronouncements (Continued)
          --------------------------------

          The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," but has adopted the enhanced disclosure requirements of SFAS 148.

NOTE 3-   STOCKHOLDERS' DEFICIT
          ---------------------

          Common Stock
          ------------

          The Company has 300,000,000 shares authorized at a par value of $0.001and 103,361,160 shares issued and outstanding as of January 31, 2004 and 15,207,173 post-split shares issued and outstanding as of January 31, 2004.

          Class "A" Special Voting Stock
          ------------------------------

          The Company has 120,000,000 shares authorized at no par value and 2,000,000 post-split shares issued and outstanding as of January 31, 2005 and 2004, respectively.

          There were no issuances of class A special voting stock during the three months ended January 31, 2005 and 2004, respectively.

NOTE 4-   PROVISION FOR INCOME TAXES
          --------------------------

          Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

          At January 31, 2005, deferred tax assets consist of the following:

          Net deferred tax asset                               $ 415,000
          Less:  valuation allowance                            (415,000)
                                                               ----------
                                                               $      -0-
                                                               ==========

                    ICBS INTERNATIONAL CORP. AND SUBSIDIARIES
                (FORMERLY BUSINESSWAY INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JANUARY 31, 2005 AND 2004

NOTE 4-   PROVISION FOR INCOME TAXES (continued)
          --------------------------

          At January 31, 2005, the Company had federal net operating loss carry forwards in the approximate amounts of $1,185,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 5-   GOING CONCERN
          -------------

          As shown in the accompanying condensed consolidated financial statements, the Company has incurred substantial net operating losses for the three months ended January 31, 2005 and 2004, as well as the years ended July 31, 2004 and 2003. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support these operations. This raises substantial doubt about the Company's ability to continue as a going concern.

          The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. In addition, the Company is in search of acquiring a business, or finding a suitable merger candidate. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. Management has restructured the Company, continues to seek out strategic alliances that would enable it to generate sales either by direct sales or through joint venture projects, and believes they can raise the appropriate funds needed to support their business plan.

          The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 6-   SUBSEQUENT EVENT
          ----------------

          On December 4, 2004, a change in control of the Company occurred in conjunction with the closing under an Acquisition Agreement dated September 24, 2004, between the Company and Inter Canadian Business Services, Ltd. (a.k.a. Service D'affaires Inter Canadian Ltee.) a Canadian corporation. On February 11, 2005 the December 4, 2004 Acquisition was rescinded by mutual consent of all parties and on February 12, 2005 a new change in control of the Company occurred in conjunction with the closing under an Acquisition Agreement dated February 12, 2005, between the Company and Puritan Securities, Inc. dba ICBS Global Securities, Inc. a New York corporation.

          The closing under the December 4, 2004 Acquisition Agreement consisted of a stock for stock exchange in which the Company acquired all of the issued and outstanding common stock of Inter Canadian Business Services, LTD. in exchange for the issuance of 86,173,987 shares of its common stock, after a 5 for 1 reverse split of the Company's outstanding shares. As a result of this transaction, Inter Canadian Business Services, Ltd. became a wholly owned subsidiary of the Company.

                    ICBS INTERNATIONAL CORP. AND SUBSIDIARIES
                (FORMERLY BUSINESSWAY INTERNATIONAL CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JANUARY 31, 2005 AND 2004

NOTE 6-   SUBSEQUENT EVENT
          ----------------

          Following the December 4, 2004 closing of the Acquisition Agreement, and an agreed to 5 for 1 reverse split, the Company has 101,381,160 post-split shares of common stock outstanding. This 101,381,160 shares of common stock consisted of the issuance of the 86,173,987 common stock shares for the exchange of Inter Canadian Business Services, Ltd. and the pre-split 5 for 1 reverse split of the 76,035,867 common stock shares adjusted to 15,207,173 common stock shares. The 86,173,987 shares of common stock have been issued to four different shareholders.

          The Company also had 2,000,000 post-split (10,000,000 pre-split) Class "A" Special Voting Shares outstanding.

          On February 11, 2005 the Company cancelled the December 4, 2005 Acquisition of Inter Canadian Business Services, Ltd., and cancelled the 86,173,987 shares of common stock that had been issued to their four shareholders. Following the February 12, 2005 closing of the Acquisition Agreement of ICBS Global Securities, Inc., the Company has 33,316,680 shares of common stock outstanding. This 33,316,680 shares of common stock consisted of the issuance of the 17,909,507 common stock shares for the exchange of ICBS Global Securities, Inc. and the conversion of 2,000,000 Class "A" Special Voting Shares for 200,000 common stock shares.

          On March 3, 2005 the Company completed the $100,000 infusion obligation in accordance with the February 12, 2005 Acquisition Agreement. In addition, the Company changed its corporate offices from New Haven, Connecticut to Westport Connecticut.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary   Statement  Pursuant  to  Safe  Harbor  Provisions  of  the  Private
Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 2005 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 2005 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

The interim financial statements have been prepared by ICBS International Corp. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended July 31, 2004, have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the July 31, 2004 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended January 31, 2005 are not necessarily indicative of the operating results for the full fiscal year.

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

On April 5, 2002, the Company signed a Letter of Intent, pursuant to which it agreed to acquire the assets (the "Acquisition") of all the rights, new contracts, power plant technology know-how, as well as the key personnel of Pourslo International Development Inc. ("Pourslo"), a privately held company incorporated under the laws of Quebec and Canada. Mr. Lakhmiri and Mr. Dube are the sole shareholders, officers and directors of Pourslo.

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

As of January 31, 2005, the acquisition had not been completed.

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

During the Quarter ending January 31, 2005, the Company had no business operations.


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

Sales of Equity Securities

During the three months ended January 31, 2005 the Company did not issue any new shares.

On December 4, 2004, a change in control of the Company occurred in conjunction with the closing under an Acquisition Agreement dated September 24, 2004, between the Company and Inter Canadian Business Services, Ltd. (a.k.a. Service D'affaires Inter Canadian Ltee.) a Canadian corporation. On February 11, 2005 the December 4, 2004 Acquisition was rescinded by mutual consent of all parties and on February 12, 2005 a new change in control of the Company occurred in conjunction with the closing under an Acquisition Agreement dated February 12, 2005, between the Company and Puritan Securities, Inc. dba ICBS Global Securities, Inc. a New York corporation.

The closing under the December 4, 2004 Acquisition Agreement consisted of a stock for stock exchange in which the Company acquired all of the issued and outstanding common stock of Inter Canadian Business Services, LTD. in exchange for the issuance of 86,173,987 shares of its common stock, after a 5 for 1 reverse split of the Company's outstanding shares. As a result of this transaction, Inter Canadian Business Services, Ltd. became a wholly owned subsidiary of the Company.

Following  the December 4, 2004  closing of the  Acquisition  Agreement,  and an agreed to 5 for 1 reverse split, the Company has 101,381,160 post-split shares of common stock outstanding. This 101,381,160 shares of common stock consisted of the issuance of the 86,173,987 common stock shares for the exchange of Inter Canadian Business Services, Ltd. and the pre-split 5 for 1 reverse split of the 76,035,867 common stock shares adjusted to 15,207,173 common stock shares. The 86,173,987 shares of common stock have been issued to four different shareholders.

The Company also had 2,000,000 post-split (10,000,000 pre-split) Class "A" Special Voting Shares outstanding.

On February 11, 2005 the Company cancelled the December 4, 2005 Acquisition of Inter Canadian Business Services, Ltd., and cancelled the 86,173,987 shares of common stock that had been issued to their four shareholders. Following the February 12, 2005 closing of the Acquisition Agreement of ICBS Global Securities, Inc., the Company has 33,316,680 shares of common stock outstanding. This 33,316,680 shares of common stock consisted of the issuance of the 17,909,507 common stock shares for the exchange of ICBS Global Securities, Inc. and the conversion of 2,000,000 Class "A" Special Voting Shares for 200,000 common stock shares.

On March 3, 2005 the Company completed the $100,000 infusion obligation in accordance with the February 12, 2005 Acquisition Agreement. In addition, the Company changed its corporate offices from New Haven, Connecticut to Westport Connecticut.

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM  5.  OTHER INFORMATION

None

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

(b) Reports on Form 8-K:

          Three Months Ended January 31, 2005

          The Company filed a Form 8-K on December 3, 2004 to announce change of name, trading symbol and reverse split relating to events taken place on September 24, 2004, when the Company entered into an Acquisition Agreement to Purchase Inter Canadian Business Services, Ltd. A Canadian Corporation with its corporate headquarters located in Westmount, Quebec, Canada.

          The Company filed a Form 8-K on December 6, 2004 to announce the closing and change in control of the registrant relating to events taken place on September 24, 2004, when the Company entered into an Acquisition Agreement to Purchase Inter Canadian Business Services, Ltd. A Canadian Corporation with its corporate headquarters located in Westmount, Quebec, Canada.

          The Company filed a Form 8-K on December 17, 2004 to announce change of auditors.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ICBS INTERNATIONAL CORP.
                                  (Registrant)


Date:    March 21, 2005                            By: /s/ JERRY GRUENBAUM
                                                       -------------------------
                                                       Jerry Gruenbaum
                                                       Chief Executive Officer
                                                       (Duly Authorized
                                                       Officer)


Date:    March 21, 2005                             By: /s/ NATHAN LAPKIN
                                                       -------------------------
                                                       Nathan Lapkin
                                                       President & Chief
                                                       Financial Officer
                                                       (Principal Financial
                                                       and Accounting Officer)