Form 10QSB
period 2005-04-30
WAH KING INVEST CORP.
filed 2005-06-09
CIK 1079574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT

UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED APRIL 30, 2005

WAH KING INVEST CORP.

(Exact name of small business registrant as specified in its charter)

Delaware --------------------------------	000-27097 --------------------------------	98-0215778 ----------------------------------------------
(State or other jurisdiction of incorporation or organization))	(Commission File Number)	(I.R.S. Employer Identification Number)

Kobaltweg 11

3542CE Utrecht

The Netherlands

(Address of principal executive offices) (Zip Code)

+31.35628101

(Registrant’s telephone no., including area code)

ICBS INTERNATIONAL CORP.

980 Post Road East, 2nd Floor

Westport, Connecticut 06880

---------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Number of shares of the registrant’s common stock outstanding as of June 9, 2005 was: 3,387,171

Traditional Small Business Disclosure Format: Yes ☐	No ☒

WAH KING INVEST CORP.

FORM 10-QSB

FOR QUARTER ENDED APRIL 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WAH KING INVEST CORP. AND SUBSIDIARY

(FORMERLY ICBS INTERNATIONAL CORP.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005 AND 2004

WAH KING INVEST CORP. AND SUBSIDIARY

(FORMERLY ICBS INTERNATIONAL CORP.)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005 AND 2004

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheet as of April 30, 2005 (Unaudited)

Condensed Consolidated Statements of Operations – For the Three Months Ended April 30, 2005 and 2004 (Unaudited)

Condensed Consolidated Statements of Operations – For the Nine Months Ended April 30, 2005 and 2004 (Unaudited)

Condensed Consolidated Statements of Cash Flows – For the Three Months Ended April 30, 2005 and 2004 (Unaudited)

Condensed Consolidated Statements of Cash Flows – For the Nine Months Ended April 30, 2005 and 2004 (Unaudited)

Notes to Condensed Consolidated Financial Statements

WAH KING INVEST CORP. AND SUBSIDIARY

(FORMERLY ICBS INTERNATIONAL CORP.)

CONDENSES CONSOLIDATED BALANCE SHEET

APRIL 30, 2005 (UNAUDITED)

ASSETS

April 30
2005

Cash	$230,076
Marketable securities	36,000
Loan receivable	155,000
Security deposits	1,384

Total Assets	$422,460

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

LIABILITIES
Accounts Payable	$14,449
Federal and State income taxes payable	1,452
Notes payable	428,500

Total Liabilities	$444,401

STOCKHOLDERS’ EQUITY
Additional paid in capital	25,760
Retained earnings (deficit)	(81,572)
Common stock, $0.001 par value; 300,000,000 shares authorized; 33,871,702 issued and outstanding at April 30, 2005.	33,8	72

Total Stockholders’ Deficit	(21,940)

Total Liabilities and Stockholders’ Deficit	$422,460

See accompanying notes to consolidated financial statements.

WAH KING INVEST CORP. AND SUBSIDIARY

(FORMERLY ICBS INTERNATIONAL CORP.)

CONDENSES CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED APRIL 30, 2005 AND 2004 (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	April 30, 2005	April 30, 2004

OPERATING REVENUES
Consulting	$—	$125,500

OPERATING EXPENSES
Administrative expenses	(47,924)	8,421

OPERATING INCOME	47,924	117,079

OTHER INCOME (EXPENSES)
Net unrealized loss on marketable securities	(4,000)
Net realized loss on marketable securities
Net unrealized gain on marketable securities

Total Other Income (Expenses)	(4,000)	—

NET INCOME (LOSS) BEFORE TAXES	43,924	117,079

PROVISION FOR FEDERAL AND STATE INCOME TAXES		17,912

NET INCOME (LOSS)	$43,924	$99,167

NET INCOME (LOSS) PER COMMON SHARES
Basic	$0.001	$0.001
Diluted	$0.001	$0.001

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	30,586,568	76,035,867

FULLY DILUTED NUMBER OF COMMON SHARES OUTSTANDING	36,177,710	76,035,867

See accompanying notes to consolidated financial statements.

WAH KING INVEST CORP. AND SUBSIDIARY

(FORMERLY ICBS INTERNATIONAL CORP.)

CONDENSES CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED APRIL 30, 2005 AND 2004 (UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	April 30, 2005	April 30, 2004

OPERATING REVENUES
Consulting	$—	$125,500

OPERATING EXPENSES
Administrative expenses	(44,651)	13,548

OPERATING INCOME	44,651	111,952

OTHER INCOME (EXPENSES)
Net unrealized loss on marketable securities	(110,500)

Total Other Income (Expenses)	(110,500)	—

NET INCOME (LOSS) BEFORE TAXES	65,849	111,952

PROVISION FOR FEDERAL AND STATE INCOME TAXES		17,912

NET INCOME (LOSS)	$(65,849)	$94,040

NET INCOME (LOSS) PER COMMON SHARES
Basic	(0.002)	0.001
Diluted	(0.002)	0.001

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	30,586,568	76,035,867

FULLY DILUTED NUMBER OF COMMON SHARES OUTSTANDING	36,177,710	76,035,867

See accompanying notes to consolidated financial statements.

WAH KING INVEST CORP. AND SUBSIDIARY

(FORMERLY ICBS INTERNATIONAL CORP.)

CONDENSES CONSOLIDATED STATEMENT OF CASH FLOW

FOR THE THREE MONTHS ENDED APRIL 30, 2005 AND 2004 (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	April 30, 2005	April 30, 2004

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$43,924	$99,167
Additional paid-in capital	25,760	(5,127)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized loss on marketable securities	4,000
Other current assets (issued securities)	555	(94,500)
Accounts payable	(116,672)	(16,807)
Increase in Federal and State income taxes payable		17,267

Net Cash Used in Operating Activities	(42,434)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Loan receivable	(155,000)
Security deposits	(1,000)

Net Cash Used in investing Activities	(156,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Cash contributions from stockholders	428,500	—

Net Cash Provided from Financing Activities	428,500	—

INCREASE IN CASH	230,066	—

CASH BEGINNING OF PERIOD	10	20

CASH END OF PERIOD	$230,076	$20

See accompanying notes to consolidated financial statements.

WAH KING INVEST CORP. AND SUBSIDIARY

(FORMERLY ICBS INTERNATIONAL CORP.)

CONDENSES CONSOLIDATED STATEMENT OF CASH FLOW

FOR THE NINE MONTHS ENDED APRIL 30, 2005 AND 2004 (UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	April 30, 2005	April 30, 2004

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(65,849)	$94,040
Additional paid-in capital	29,033
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized loss on marketable securities	110,500
Other current assets (issued securities)	555	(94,500)
Accounts payable	(116,672)	(16,807)
Increase in Federal and State income taxes payable		17,267

Net Cash Used in Operating Activities	(42,434)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Loan receivable	(155,000)
Security deposits	(1,000)

Net Cash Used in investing Activities	(156,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Cash contributions from stockholders	428,500	—

Net Cash Provided from Financing Activities	428,500	—

INCREASE IN CASH	230,066	—

CASH BEGINNING OF PERIOD	10	20

CASH END OF PERIOD	$230,076	$20

See accompanying notes to consolidated financial statements.

WAH KING INVEST CORP. AND SUBSIDIARY

(FORMERLY ICBS INTERNATIONAL CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months and nine months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending July 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Wah King Invest Corp., formerly known as ICBS International Corp and then known as BusinessWay International Corporation annual report on Form 10-KSB for the year ended July 31, 2004, and included in the Wah King Invest Corp., them known as ICBS International Corp audit report on Form 8-KA-2 dated April 26, 2005 for period ended December 31, 2004.

NOTE B	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Wah King Invest Corp. and Subsidiary formerly ICBS International Corp. (the "Company"), a Delaware corporation, is currently seeking merger candidates. Its only current subsidiary, Puritan Securities, Inc., is a broker-dealer registered with the Securities and Exchange Commission (SEC) and is a member of the National Association of Securities Dealers (NASD). Puritan Securities, Inc. is engaged in a single line of business as a securities broker-dealer which comprises several classes of services and venture capital businesses.

Reverse Merger

On February 12, 2005, Wah King Invest Corp. then known as ICBS International Corp. entered into an agreement with Puritan Securities, Inc. and issued 17,909,507 shares of its common stock to acquire Puritan Securities, Inc. In connection with the merger, Puritan Securities, Inc. became a wholly owned subsidiary of ICBS International Corp. Prior to the merger, Wah King Invest Corp. was a non-operating "shell" corporation. Pursuant to Securities and Exchange Commission rules, the merger of a private operating company, Puritan Securities, Inc., into a non-operating public shell corporation, with nominal net assets, is considered a capital transaction. At the time of the merger, the officers and directors of Wah King Invest Corp. then known as ICBS International Corp. resigned and were replaced with the officers and directors of Puritan Securities, Inc. For financial statement presentation, the merger has been reflected in the financial statements as though it occurred on December 31, 2004. The historical financial statements prior to December 31, 2004 are those of Puritan Securities, Inc.

Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses of $95,910, has a negative working capital, and a stockholders' deficit of $92,179 at December 31, 2004. Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters

WAH KING INVEST CORP. AND SUBSIDIARY

(FORMERLY ICBS INTERNATIONAL CORP.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE B	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern (Continued)

raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C	CONVERTIBLE PROMISSORY NOTE PAYABLE

The Company, between February and April 30, 2005August and December 31, 2004, issued $428,500 in convertible promissory notes to various individuals and organizations. The notes are unsecured, due within 1 year from date of issue, and bear interest at the rate of 10%. The notes can be converted into common stock of the Company. Of the $428,500 outstanding, $100,000 is convertible at $0.10 per share and $328,500 is convertible at $.25 per share prior to the June 9, 2005 10 for 1 reverse split.

NOTE D	SUBSEQUENT EVENTS

On June 9, 2005, the Company reversed split ten to one all its issued and outstanding Common Stock, and amended its Articles of Incorporation to reflect: (i) changing the state of incorporation from Florida to Delaware; (ii) authorizing up to 1,000,000 shares of Preferred Stock which allows its Board of Directors to issue, without further shareholder action, one or more series of Preferred Stock; and (iii) changed its name to Wah King Invest Corp. As a result of the above actions, the Company now located at Kobaltweg 11, Utrecht P7 3542CE, in The Netherlands, had its trading symbol on the Over-the Counter Bulletin Board changed to WAHK.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OERATION.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 2005 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 2005 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

The interim financial statements have been prepared by Wah King Imvest Corp. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended July 31, 2004, have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the July 31, 2004 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended April 30, 2005 are not necessarily indicative of the operating results for the full fiscal year.

(A)	THE COMPANY

Wah King Invest Corp. (“Wah King”) [Formerly ICBS International Corp (ICBS) and BusinessWay International Corporation ("BusinessWay")]. The Company was organized on October 30, 1980, under the laws of the State of Florida as C.N.W. Corp. On February 1, 1981, the Company issued 1,000 shares of its $1 par value common stock for services valued at $1,000. The Company did not have any activity before 1998 and, accordingly, commencement of its development stage is considered to be at the beginning of 1998.

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

On September 12, 2000 the Company completed an acquisition of Cor-Bit Peripherals Inc. and BusinessWay Computer Centers Inc. (the "Acquisition"), the Company was no longer being considered a development stage enterprise. The acquisition included the incorporation of another wholly owned subsidiary, 3739007 Canada Ltd., for the purpose of acquiring 100% control of all issued and outstanding shares of Cor-Bit Peripherals Inc. and BusinessWay Computer Centers Inc. Under this share Exchange Agreement, the Company acquired the shares of Cor-Bit Peripherals Inc. and BusinessWay Computer Center Inc. in exchange of 40,000,000 exchangeable Preferred Shares (the "Preferred Shares") of 3739007 Canada Ltd. (which are exchangeable for the same number of shares of the Company's common stock), and 37,923,891 Class A Special Voting Shares in the capital of the Company (the "Special Voting Shares"). The Special Voting Shares were issued to the principal owners of the acquired companies. The principals of BusinessWay retained BusinessWay's franchise retail operations, as the retail operations of BusinessWay were not included under the terms of the Acquisition. At the closing date of acquisition, a new Board of Directors was formed consisting of the principals of BusinessWay, Cor-Bit as well as one former director of the Company were put into place to lead the Company in its new business direction.

On January 31, 2001 GlobalNetCare changed its name to BusinessWay International Corporation. The name change took effect at the opening for trading on the OTC Bulletin Board on Thursday, February 8, 2001 under the new stock symbol "BITL". BusinessWay also increased its authorized capital from 100,000.00 shares of $0.001 par value common stock and 40,000,000 Class A Special Voting shares, without par value, to 300,000,000 shares of $0.001 par value common stock and 120,000,000 Class A Special Voting Shares, without par value, (the "Capital Increase").

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

On May 2, 2003 management approved the sale of the Company's wholly owned Canadian subsidiary, 3739007 Canada Ltd. and all of 3739007 wholly owned subsidiaries. With this sale the company completely and terminated all its business interest and activities of all kinds including in the PC business namely the CompuWay banner stores. The company retained all the RAMS software and the Internet software and medical website division.

On December 4, 2004, a change in control of the Company occurred in conjunction with the closing under an Acquisition Agreement dated September 24, 2004, between the Company and Inter Canadian Business Services, Ltd. (a.k.a. Service D'affaires Inter Canadian Ltee.) a Canadian corporation with its corporate headquarters located at 1310 Greene Ave., Suite 730, Westmount, Quebec, H3Z 2B2, Canada, (hereinafter "ICBS"). The closing under the Acquisition Agreement consisted of a stock for stock exchange in which the Company acquired all of the issued and outstanding common stock of ICBS in exchange for the issuance of 86,173,987 shares of its common stock, after a 5 for 1 reverse split of the Company’s outstanding shares. As a result of this transaction, ICBS became a wholly-owned subsidiary of the Company.

In accordance with the Acquisition Agreement, the Board of Directors of the Company had approved to file a change of name for the Company from BusinessWay International Corporation to ICBS International Corp. and to change the corporate office from 1480 Rue Begin Saint-Laurent, Quebec, Canada H4R 1X1 to 205 Church Street, Suite 340, New Haven, Connecticut 06510. The change of corporate office took place immediately. The change of name took place on November 7, 2004 and the change in trading symbol from BITL to ICBO took place on November 30, 2004 to take effect at the opening of that date.

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

On March 3, 2005 the Company completed the $100,000 infusion obligation in accordance with the February 12, 2005 Acquisition Agreement.

The Company filed and mailed to its shareholders a Definitive Information Statement Schedule 14C on May 20, 2005 that became effective on June 9, 2005. In it, the Company announced the approval of the following resolution to reverse split ten to one all issued and outstanding Common Stock, and amend its Articles of Incorporation to reflect: (i) changing the state of incorporation from Florida to Delaware; (ii) authorizing up to 1,000,000 shares of Preferred Stock which allows its Board of Directors to issue, without further shareholder action, one or more series of Preferred Stock; and (iii) changing its name to Wah King Invest Corp. As a result of the above actions, the

Company now located at Kobaltweg 11, Utrecht P7 3542CE, in The Netherlands, had its trading symbol on the Over-the Counter Bulletin Board changed to WAHK.

(B)	BUSINESS OF THE ISSUER

During the Quarter ending April 30, 2005, the Company sole business operations were from ICBS Global Securities, Inc., its broker-dealer subsidiary which generated no revenues during the quarter.

ITEM 3.	CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There is no past, pending or, to the Company's knowledge, threatened litigation or administrative action which has or is expected by the Company's management to have a material effect upon our Company's business, financial condition or operations, including any litigation or action involving our Company's officers, directors, or other key personnel.

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

On March 3, 2005 the Company completed the $100,000 infusion obligation in accordance with the February 12, 2005 Acquisition Agreement.

On March 14, 2005 the Company issued 500,000 shares of common stock to Ross Haugen under the terms of his employment agreement with the Company. Mr. Haugen serves as Vice President of investor relations for the Company.

On March 18, 2005 the Company issued 55,000 shares of common stock to Robert Lawand, CA, the Company’s former auditors as part of a settlement and release agreement of prior debts.

The Company filed and mailed to its shareholders a Definitive Information Statement Schedule 14C on May 20, 2005 that became effective on June 9, 2005. In it, the Company announced the approval of the following resolution to reverse split ten to one all issued and outstanding Common Stock, and amend its Articles of Incorporation to reflect: (i) changing the state of incorporation from Florida to Delaware; (ii) authorizing up to 1,000,000 shares of Preferred Stock which allows its Board of Directors to issue, without further shareholder action, one or more series of Preferred Stock; and (iii) changing its name to Wah King Invest Corp. As a result of the above actions, the

Company now located at Kobaltweg 11, Utrecht P7 3542CE, in The Netherlands, had its trading symbol on the Over-the Counter Bulletin Board changed to WAHK.

The reverse stock split affected all of the holders of our Common Stock uniformly. Any fractional shares existing as a result of the reverse stock split was rounded to the next higher whole number to those shareholders who were entitled to receive them as a consequence of the reverse stock split. Therefore, each stockholder owned a reduced number of shares of our Common Stock, but held the same percentage of the outstanding shares as such stockholder held prior to the reverse. The reverse stock split had an impact on the number of shares of our Common Stock that may be issued upon the conversion of our outstanding convertible debentures, as the conversion price has been adjusted accordingly.

The reverse stock split and the other terms of the amendments had the following effects upon our Common Stock:

The number of shares owned by each holder of Common Stock had been reduced by the ratio of ten (10) to one (1), reducing the number of shares of our Common Stock outstanding from 33,871,702 shares, to approximately 3,387,170 shares;

The number of shares of Common Stock we are authorized to issue remained the same at 300,000,000 shares; and

The par value of our Common Stock remained the same.

The new preferred stock are "blank check" preferred stock, which gave the Board of Directors the authority to issue these preferred stock from time to time in one or more series and to fix the number of shares and the relative dividend rights, conversion rights, voting rights and special rights and qualifications of any such series. The amendments gave the Company increased financial flexibility as it allowed shares of preferred stock to be available for issuance from time to time as determined by the Board of Directors for any proper corporate purpose. Such purpose included, without limitation, issuance for cash as a means of obtaining capital for use by the Company, or issuance as part or all of the consideration required to be paid by the Company for acquisitions of other businesses or properties.

During the Quarter ending April 30, 2005, the Company entered into several convertible note payable agreements. The notes bear interest at the rate of 10% per year and are due and payable one year from the date executed at which time the notes, at the option of the note holder, can be converted into 2,314,000 shares of common stock of which 1,000,000 will be converted at $0.10 per share and 1,314,000 will be converted at $0.25 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 12, 2005, the Company acquired ICBS Global Securities, Inc. a New York Corporation that is an SEC registered broker-dealer and a member of the NASD with its corporate headquarters located in Westport, Connecticut. The aggregate consideration for the acquisition was 17,909,507 newly issued common shares of the Company paid at closing. Prior to the closing ICBS Global Securities was a subsidiary of Inter Canadian Business Services, Ltd., a former subsidiary of the Company. On February 11, 2005 the Stock Exchange Agreement dated April 22, 2004 was rescinded whereby ICBS Global Securities was returned to its former owners and ICBS Global Securities was spun off and became an independent company. The Acquisition Agreement of ICBS Global Securities was approved by the majority of the shareholders at a special meeting held on February 12, 2005 and became effective on that date.

The Company filed and mailed to its shareholders a Definitive Information Statement Schedule 14C on May 20, 2005 that became effective on June 9, 2005. In it, the Company announced the approval of the following resolution to reverse split ten to one all issued and outstanding Common Stock, and amend its Articles of Incorporation to reflect: (i) changing the state of incorporation from Florida to Delaware; (ii) authorizing up to 1,000,000 shares of Preferred Stock which allows its Board of Directors to issue, without further shareholder action, one or more series of Preferred Stock; and (iii) changing its name to Wah King Invest Corp. As a result of the above actions, the Company now located at Kobaltweg 11, Utrecht P7 3542CE, in The Netherlands, had its trading symbol on the Over-the Counter Bulletin Board changed to WAHK.

The resolution and amendments to the Articles of Incorporation were approved by the Board of Directors on May 9, 2005, who recommended that the resolution and amendments be approved by its shareholders. The resolution and amendments required the approval of holders of a majority of the outstanding shares of its Common Stock. In accordance with Florida law, the Company was permitted to obtain approval for the resolution and amendments by written consent of the holders of outstanding shares of voting capital stock having not less than the minimum number of votes that would be necessary to approve the resolution and amendments at a meeting at which all shares entitled to vote thereon were present and voted. On May 9, 2005, holders of a majority of the shares of our Common Stock acted by written consent to approve the resolution and amendments. The amendments have been filed with the Secretary of State of the State of Delaware and the State of Florida and are now effective.

The resolutions and amendments required the approval of the holders of a majority of the Company’s outstanding shares of Common Stock. Holders of the Company’s Common Stock are entitled to one vote per share on all matters submitted to a vote. There were 33,871,702 shares of the Company’s Common Stock outstanding as of May 9, 2005. On that date, shareholders representing 18,859,018 shares (55.67%) of its Common Stock, which is a majority of the shares outstanding, consented in writing to the resolution and amendments.

ITEM 5.	OTHER INFORMATION

The Company is obligated under the terms of a lease dated March 1, 2005 with Sterling Development Co. of Westport, Connecticut for a twenty four month executive office lease at for a total of $12,000 payable $500 per month which includes furniture and electric utilities.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 31.1	Certification of Trent Sommerville, Chairman & CEO
Exhibit 31.2	Certification of Jerry Gruenbaum, Director, President & CFO

Exhibit 32.1	Certification of Trent Sommerville, Chairman & CEO
Exhibit 32.2	Certification of Jerry Gruenbaum, Director, President & CFO

(b)	Reports on Form 8-K:

Three Months Ended April 30, 2005

The Company filed a Form 8-K on February 14, 2005 relating to events taken place on February 12, 2005 relating to the acquisition of ICBS Global Securities, Inc. and termination of acquisition of Inter Canadian Business Services, Ltd. Of Westmont, Quebec, Canada.

The Company filed a Form 8-K on March 15, 2005 relating to events taken place on March 15, 2005 relating to the change of auditors.

The Company filed a Form 8-K/A on April 27, 2005 relating to events taken place on February 12, 2005 relating to the financial statements for the acquisition the acquisition of ICBS Global Securities, Inc. and termination of acquisition of Inter Canadian Business Services, Ltd. Of Westmont, Quebec, Canada.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAH KING INVEST CORP.

(Registrant)

Date: June 9, 2005	By: /s/ JERRY GRUENBAUM

Jerry Gruenbaum

Chief Executive Officer and

Chairman of the Board

(Duly Authorized Officer)

Date: June 9, 2005	By: /s/ NATHAN LAPKIN

Nathan Lapkin

President and Chief

Financial Officer and Director

(Principal Financial

and Accounting Officer)