Form 10KSB
period 2005-07-31
WAH KING INVEST CORP.
filed 2005-11-16
CIK 1079574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED JULY 31, 2005

WAH KING INVEST CORP
(Name of small business issuer in its charter)

Delaware	98-0215778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

J.C. Beetslaan 153-155
2131 AL Hoofddorp, The Netherlands
(Address of principal executive offices) (Zip Code)

+31.35628101

(Issuer’s telephone no.)

Kobaltweg 11
3542 CE Utrecht, The Netherlands
(Former Name or Former Address, if changed since last report

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No ?

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. ?

Issuer’s revenues for its most recent fiscal year ended July 31, 2005 were:	$24,726

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the registrant as of November 15, 2005, was approximately: $399,061 at $0.25 price per share. Number of shares of the registrant’s common stock outstanding as of November 15, 2005 was: 3,387,196

Transfer Agent as of November 15, 2005:	Interwest Transfer Co., Inc.

1981 East 4800 South, Suite 100

Salt Lake City, UT 84117

WAH KING INVEST CORP.

FORM 10-KSB

TABLE OF CONTENTS

Item #	Description	Page Numbers

	PART I

ITEM 1.	Business of the Company	3

ITEM 2.	Properties	6

ITEM 3.	Legal Proceedings	7

ITEM 4.	Submissions of Matters to a Vote of Security Holders	7

PART I

ITEM 1	DESCRIPTION OF BUSINESS

INTRODUCTION

FORWARD-LOOKING STATEMENTS. This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. In addition, the Company (Wah King Invest Corp., a Delaware corporation) may from time to time make oral forward-looking statements. Actual results are uncertain and may be impacted by many factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to revenues, expenses and operating results include without imitation; cycles of customer orders, general economic and competitive conditions and changing customer trends, technological advances and the number and timing of new product introductions, shipments of products and components from foreign suppliers, and changes in the mix of products ordered by customers. As a result, the actual results may differ materially from those projected in the forward-looking statements.

Because of these and other factors that may affect the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

(A)	THE COMPANY

The Company was incorporated in the State of Delaware as part of a reorganization on May 2, 2005 under our current name Wah King Invest Corp. (“Wah King”) and trades on the OTC Bulletin Board under the stock symbol “WAHK”. The Company was originally organized on October 30, 1980, under the laws of the State of Florida as C.N.W. Corp. The Company did not have any activity before 1998 and, accordingly, commencement of its development stage is considered to be at the beginning of 1998. On July 21, 1998, the Company increased its capitalization from 1,000 common shares to 50,000,000 common shares. The par value was changed from $1 to $0.001. On July 21, 1998, the Company changed its name to C.N.W of Orlando Inc., and on December 28, 1998 it changed its name to GlobalNetCare, Inc. The company's direction and sole activities were to operate in Canada a medical Website. The medical Website never totally developed.

On September 12, 2000, the Company acquired all the issued and outstanding shares of Cor-Bit Peripherals Inc. and BusinessWay Computer Centers Inc. On January 31, 2001 GlobalNetCare changed its name to BusinessWay International Corporation. By 2004 the company had no operating businesses.

On December 6, 2004 the Company changed its name to ICBS International Corp., changed its trading symbol to ICBO, reversed split all the Company’s issued shares on a five for one basis, and acquired Inter Canadian Business Services Ltd. also known as Service D’affaires Inter Canadian Ltee of Westmont, Quebec, Canada including its subsidiary Puritan Securities, Inc. of New York, New York, an SEC registered broker-dealer and a member of the NASD for 86,173,987 newly issued shares subject to voting restrictions and performance conditions. On February 14, 2005 the acquisition of Inter Canadian Business Services Ltd. was cancelled, and the Company acquires back Puritan Securities, Inc. of New York, New York for 17,909,507 newly issued shares. These shares were not subject to any voting restrictions or performance conditions. In addition all outstanding Class A Special Voting Shares were converted to common and the series was eliminated.

On May 9, 2005 the Company was acquired and merged into Wah King Invest Corp., a Delaware corporation in a corporate reorganization. In addition, the Company reversed split all its issued shares on a ten for one basis, changed its trading symbol to WAHK and changed its corporate headquarters to The Netherlands.

Unless the context indicates otherwise, the terms “Company,” “Corporate”, “Wah King,” and “we” refer to Wah King Invest Corp. and its subsidiary. Our executive offices are located at J.C. Beetslaan 153-155, 2131 AL Hoofddorp, The Netherlands.

(B)	BUSINESS DEVELOPMENT

History and Description:

The Company was incorporated in the State of Delaware as part of a reorganization on May 2, 2005 under our current name Wah King Invest Corp. and trades on the OTC Bulletin Board under the stock symbol “WAHK”. The Company was originally organized on October 30, 1980, under the laws of the State of Florida as C.N.W. Corp. On February 1, 1981, the Company issued 1,000 shares of its $1 par value common stock for services of $1,000. The Company did not have any activity before 1998 and, accordingly, commencement of its development stage is considered to be at the beginning of 1998. On July 21, 1998, the Company increased its capitalization from 1,000 common shares to 50,000,000 common shares. The par value was changed from $1 to $0.001. On July 21, 1998, the Company changed its name to C.N.W of Orlando Inc., and on December 28, 1998 it changed its name to GlobalNetCare, Inc. The company's direction and sole activities were to operate in Canada with the creation of its wholly owned Canadian subsidiaries. On February 3, 1998, the Company incorporated its wholly owned subsidiary, 3423336 Canada Ltd., a Canadian company, to develop a medical Website. However, the anticipated plans and operations of the Company for its medical Website have not and will not be achieved or pursued further. Due to its inability to generate sufficient revenues from these operations, the management had decided to pursue a different course and line of business.

With the completion of the acquisition of Cor-Bit Peripherals Inc. and BusinessWay Computer Centers Inc. on September 12, 2000, the Company was no longer considered a development stage enterprise. The acquisition included the incorporation of another wholly owned subsidiary, 3739007 Canada Ltd., for the purpose of acquiring 100% control of all issued and outstanding shares of Cor-Bit Peripherals Inc. and BusinessWay Computer Centers Inc. Under this share Exchange Agreement, the Company acquired the shares of Cor-Bit Peripherals Inc. and BusinessWay Computer Center Inc. in exchange of 40,000,000 exchangeable Preferred Shares of 3739007 Canada Ltd., which were exchangeable for the same number of shares of the Company's common stock, and 37,923,891 Class A Special Voting Shares in the capital of the Company. The Special Voting Shares were issued to the principal owners of the acquired companies. The principals of BusinessWay retained BusinessWay's franchise retail operations, as the retail operations of BusinessWay were not included under the terms of the Acquisition. At the closing date of acquisition, a new Board of Directors was formed consisting of the principals of BusinessWay, Cor-Bit as well as one former director of the company were put into place to lead the company in its new business direction.

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

With the unforeseen downturn in the economy and computer industry as well as major price-cutting by competitors, the company was required to restructure and streamline certain operations. The independent franchise of existing retail stores put a major strain and load on the operations of Cor-Bit and BusinessWay Group. The relationship with the independent retailers deteriorated and management was faced with many restructuring and streamlining. As a result, the company a new direction of "Corporately owned and operated retail stores". The techniques and application of the B2B system software was key in successfully implementing the new computer division strategy.

By 2004 the company had no operating businesses. On September 24, 2004, the Company entered into an Acquisition Agreement to purchase Inter Canadian Business Services, Ltd. A Canadian Corporation with its corporate headquarters located in Westmount, Quebec, Canada, which owned all the issued and outstanding shares of Puritan Securities, Inc., a New York Corporation located in New York, New York, an SEC registered broker-dealer and a member of the NASD. The aggregate consideration for the acquisition was 86,173,987 newly issued post five to one reverse common shares of the Company.

Inter Canadian Business Services, Ltd. was a business consulting company located in Greater Montreal, Canada servicing companies throughout the world intending to do business in Canada that owned a U.S. licensed broker-dealer based in New York City, that specializes in servicing small to mid-sized companies that cover an extensive range of services from taking companies public in the United States, incorporation, back-office administration to capital raising in a variety of industry sectors. Inter Canadian Business Services, Ltd. has placed its emphasis on accounting, financial and administrative support for their clients.

On September 24, 2004, at a Special meeting of the Shareholders, the Company approved to change its name from BusinessWay International Corporation to ICBS International Corp; and that the shares to acquire Inter Canadian Business Services, Ltd. shall have no voting rights until the conditions as set forth in the Acquisition Agreement have been fully met. The Acquisition Agreement called for a minimum of $500,000USD in cumulative profit, from January 1, 2005 to December 31, 2005 or to have raised a minimum of $1,000,000USD of additional financing on or before December 31, 2005 for up to 12,000,000 additional common shares. In the event the said conditions were not met by December 31, 2005, these newly issued shares were cancelled.

On December 6, 2004 the Company changed its name to ICBS International Corp., changed its trading symbol to ICBO, reversed split all the Company’s issued shares on a five for one basis, and acquired Inter Canadian Business Services Ltd. of Westmont, Quebec, Canada including its subsidiary Puritan Securities, Inc. of New York, New York, an SEC registered broker-dealer and a member of the NASD for 86,173,987 newly issued shares subject to voting restrictions and performance conditions.

On February 14, 2005, after ICBS International Corp. was unable to fulfill the performance condition, the acquisition of Inter Canadian Business Services Ltd. was cancelled and the 86,173,987 shares were returned to treasury. On the same date, the Company acquires back Puritan Securities, Inc. of New York, New York for 17,909,507 newly issued shares. These new shares were not subject to any voting restrictions or performance conditions. In addition all outstanding Class A Special Voting Shares were converted to common and the series was eliminated.

On May 9, 2005 the Company was acquired and merged into Wah King Invest Corp., a Delaware corporation in a corporate reorganization. In addition, the Company reversed split all its issued shares on a ten for one basis, changed its trading symbol to WAHK and changed its corporate headquarters to The Netherlands.

(C)	BUSINESS

We currently operate one major subsidiary called Puritan Securities, Inc., which is a United States Securities and Exchange Commission (“SEC”) registered broker dealer that is a member of the National Association of Securities Dealers (NASD) and Securities Investor Protection Corporation (SIPC). Our wholly owned subsidiary, Puritan Securities was incorporated in August of 2003 and was approved for membership in the NASD in April 2004 and has been operating as a broker dealer specializing in private placements ever since.

Puritan Securities’ ability to succeed is based on two fundamental attributes. First, we are focused on and have expertise in small cap emerging companies in a number of industry sectors and are able to identify business opportunities utilizing our global network of contacts. This expertise allows us to identify and take advantage of new opportunities wherever they may be located. Our business takes advantage of the fact that there is very little competition in the global market for servicing small cap emerging companies.

The second core attribute is the close working relationship we develop with our customers and our ability to offer a wide range of products. Our wide-ranging product portfolio gives us a competitive advantage in the market. Management has developed a number of global relationships over their business careers. During this time, management has worked with many customers worldwide to solve a number of business needs.

STRATEGY

Our business strategy is designed to take advantage of our competitive strengths, market position and global presence to capitalize on emerging small cap companies in a number of industries. The key elements of our strategy are to:

Focus on High Growth Market Opportunities. Our strategy is to use our strengths as an emerging diversified financial services company to enter new markets through internal development, strategic partnerships and acquisitions. To achieve this objective, we work closely with our global network of contacts to understand emerging markets and we invest time and effort in the development of new business opportunities. We intend to develop strategic partnerships and make acquisitions to develop expertise that complement our existing competitive strengths to accelerate our entry into high-growth markets.

Maximize the Benefits of our Scale and Global Presence. We believe our small scale and global presence provide us with a competitive advantage across multiple industry sectors. In many target markets, we are one of the few industry participants that are willing to focus on the emerging small cap segment and possess greater focus on service and support than our competitor. Our global network of contacts gathers valuable insights into emerging trends around the world and provides us an effective means of bringing a new source of potential clients. In addition, we believe potential customers value our ability to provide more complete solutions.

Forward Looking Statements

The statements contained in this report that are not historical fact are forward-looking statements that which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations, thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We have made the forward-looking statements with management’s best estimates prepared in good faith.

Because of the number and range of the assumptions underlying our projections and forward-looking statements, many of which are effected by significant uncertainties and contingencies that are beyond our reasonable control, some of the assumptions inevitably will not materialize and unanticipated events and circumstances may occur subsequent to the date of this prospectus.

These forward-looking statements are based on current expectations, and we will not update this information other than required by law. Therefore, the actual experience of Wah King Invest Corp. (“Company”), and results achieved during the period covered by any particular projections and other forward-looking statements should not be regarded as a representation by the Company, or any other person, that we will realize these estimates and projections, and actual results may vary materially. We cannot assure you that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate. Section 27A(b)(1)(C) of the Securities Act and Section 21E(b)(1)(C) provide that the safe harbor for forward looking statements does not apply to statements made by companies such as ours that issue penny stock.

ITEM 2.	DESCRIPTION OF PROPERTY

The following properties are used in the operation of our business:

Our principal executive and administrative offices are located at J.C. Beetslaan 153-155, 2131 AL Hoofddorp, The Netherlands. Our executive offices are in the process of being purchased by the Company. We pay no rent at this time.

Puritan Securities executive and administrative offices are located in the Bank of America Building, 980 Post Road East, Second Floor, Westport, Connecticut. We pay a total of $1,500 in rent per month. Our lease terminates in March 2007.

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of our business, we and/or our subsidiaries are named as defendants in suits filed in various state and federal courts. We believe that none of the litigation matters in which we, or any of our subsidiaries, are involved would have a material adverse effect on our consolidated financial condition or operations.

There is no other past, pending or, to the Company’s knowledge, threatened litigation or administrative action which has or is expected by the Company’s management to have a material effect upon our Company’s business, financial condition or operations, including any litigation or action involving our Company’s officers, directors, or other key personnel.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 20, 2004 a majority of the shareholders of record by special meeting of the shareholders approved the following amendments: (i) a 5:1 reverse split of the Company's issued and outstanding common stock and Class A Special Voting Shares; (ii) the acquisition of Inter Canadian Business Services Ltd. also known as Service D'affaires Inter Canadian Ltee of Westmount, Quebec, Canada including its subsidiary Puritan Securities, Inc. of New York, New York, an SEC registered broker-dealer and a member of the NASD (collectively "ICBS Canada") for 86,173,987 newly issued shares post reverse whereby the existing shareholders of ICBS Canada take voting control of the Company; (iii) amend the Articles of Incorporation changing the name of the Company to "ICBS International Corp." and placing voting restrictions and conditions for newly issued shares;

On February 12, 2005, a majority of the shareholders of record by special meeting of the shareholders approved the following amendments: (i) the Registrant acquired ICBS Global Securities, Inc. a New York Corporation that is an SEC registered broker-dealer and a member of the NASD with its corporate headquarters located in New Haven, Connecticut; (ii) the registrant rescinded the Acquisition Agreement dated September 24, 2004 whereupon Inter Canadian Business Services, Ltd. Including ICBS Global Securities, Inc. was reverse merged into ICBS International Corp. in accordance with said Acquisition Agreement, which closed on December 6, 2004; (iii) approved the conversion of the 2,000,000 Class A Special Voting Shares outstanding on a 10 for 1 reverse basis into 200,000 Common Shares of the registrant and canceled the right to issue any further Class A Special Voting Shares; (iv) ICBS Global Securities, Inc. was spun off from Inter Canadian Business Services, Ltd., a wholly owned subsidiary of the Registrant, whereby ICBS Global Securities, Inc. became thereafter a subsidiary of the Registrant directly.

On May 9, 2005, a majority of the shareholders of record by special meeting of the shareholders approved the following amendments: (i) change the state of incorporation from Florida to Delaware; (ii) effect a reverse split of the issued and outstanding Common Stock, $.001 par value per, pursuant to which each ten (10) shares of our issued and outstanding Common Stock was combined and consolidated into one (1) share of Common Stock; (iii) authorize up to 1,000,000 shares of Preferred Stock which would allow the Board of Directors of the Company to issue, without further shareholder action, one or more series of Preferred Stock; and (iv) change the name of our Company from ICBS International Corp. to “Wah King Invest Corp.”

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On November 15, 2005, there were approximately 110 shareholders of record of our common stock. Our common stock currently available for trading on the NASDAQ OTC Electronic Bulletin Board under the symbol “WAHK.OB.”

The Company was formed on October 30, 1980. On November 1, 1999, the Company’s common stock was listed for trading on the OTC Bulletin Board under the symbol “GBCR.” The trading market for the Company’s stock is limited and sporadic and should not be deemed to constitute an “established trading market”. In connection with the change in the Company’s name to BusinessWay International, Inc., the Company’s symbol was changed to “BITL” on February 8, 2001. In connection with the change of the Company’s name to ICBS International Corp., and the 5 for 1 split the Company’s symbol was changed to “ICBO” on December 9, 2005. In connection with the change of the Company’s name to Wah King Invest Corp. and the 10 for 1 split, the Company’s symbol was changed to “WAHK” on June 9, 2005.

The following table sets forth the range of high and low bid prices of the Company’s common stock during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions. The information set forth below was provided by NASDAQ Trading & Market Services.

	HIGH	LOW

FISCAL YEAR ENDED JULY 31, 2004

First Quarter	0.55	0.55
Second Quarter	0.45	0.45
Third Quarter	0.50	0.50
Fourth Quarter	0.55	0.55

FISCAL YEAR ENDED JULY 31, 2005

First Quarter	2.75	2.00
Second Quarter	1.20	1.20
Third Quarter	0.70	0.60
Fourth Quarter	0.30	0.30

(1)	The quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

The closing bid price for the common stock as reported by the OTC Bulletin Board on November 9, 2005 was $0.25.

Preferred Stock

The company has 1,000,000 of preferred stock authorized with a par value of $0.001. None of these securities are issue or outstanding.

Transfer Agent

The Company’s transfer agent and registrar of the common stock is:

Interwest Transfer Co., Inc.

1981 East 4800 South, Suite 100

Salt Lake City, UT 84117

Warrants

The Company has no Warrants outstanding as of this date.

Options

The Company has no Stock Option Plan as of this date.

Penny Stock Considerations

Because our shares trade at less than $5.00 per share, they are “penny stocks” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

o

Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

o	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
o

Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

o

Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Dividends

We do not anticipate paying dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

The following is information for all securities that the Company sold during its current fiscal year ended July 31, 2005. Information with respect to previously reported sales prior to August 1, 2004 may be found in the Company’s prior year filings.

The following is information for all securities that the Company has sold during the fiscal year without registering the securities under the Securities Act. These securities do not reflect a five-for-one reverse split of the total issued and outstanding common stock of the Company that took place in December 6, 2004 or the ten-for-one reverse split of the total issued and outstanding common stock of the Company that took place May 9, 2005:

During the year ended July 31, 2005, the Board of Directors issued 55,000 shares to Robert Lawand, C.A. as consideration for services rendered to the Company.

During the year ended July 31, 2005, the Board of Directors issued 500,000 shares to Ross Haugen as consideration for services rendered to the Company.

During the year ended July 31, 2005, the company entered into Thirty (30) convertible note payable agreements for a total value of $596,000. The notes bear interest at the rate of 10% per year and are due and payable one year from the date executed at which time the notes, at the option of the note holder, can be converted into 701,333 restricted newly issued shares of common stock of which $496,000 will be converted at $0.75 per share and $100,000 will be converted at $0.50 per share.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

o	None of these issuances involved underwriters, underwriting discounts or commissions;
o	We placed restrictive legends on all certificates issued;
o	No sales were made by general solicitation or advertising;

o	Sales were made only to accredited investors or investors who were sophisticated enough to evaluate the risks of the investment.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

o	Access to all our books and records.
o	Access to all material contracts and documents relating to our operations.
o	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

The following discussion should be read in conjunction with the financial statements for the period ended July 31, 2005 included with this Form 10-KSB.

The following discussion and analysis provides certain information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the year ended July 31, 2005. This discussion and analysis should be read in conjunction with the Company’s financial statements and related footnotes.

The statements contained in this section that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, our representatives or we have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in our various filings with the SEC, or press releases or oral statements made by or with the approval of our authorized executive officers.

These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We do not undertake any obligation to publicly release any revisions to these forward-looking statements or to reflect the occurrence of unanticipated events. Many important factors affect our ability to achieve its objectives, including, among other things, technological and other developments in the Internet field, intense and evolving competition, the lack of an “established trading market” for our shares, and our ability to obtain additional financing, as well as other risks detailed from time to time in our public disclosure filings with the SEC.

The Company was incorporated in the State of Delaware as part of a reorganization on May 2, 2005 under our current name Wah King Invest Corp. (“Wah King”) and trades on the OTC Bulletin Board under the stock symbol “WAHK”. The Company was originally organized on October 30, 1980, under the laws of the State of Florida as C.N.W. Corp. The Company did not have any activity before 1998 and, accordingly, commencement of its development stage is considered to be at the beginning of 1998. On July 21, 1998, the Company increased its capitalization from 1,000 common shares to 50,000,000 common shares. The par value was changed from $1 to $0.001. On July 21, 1998, the Company changed its name to C.N.W of Orlando Inc., and on December 28, 1998 it changed its name to GlobalNetCare, Inc. The company's direction and sole activities were to operate in Canada a medical Website. The medical Website never totally developed.

On September 12, 2000, the Company acquired all the issued and outstanding shares of Cor-Bit Peripherals Inc. and BusinessWay Computer Centers Inc. On January 31, 2001 GlobalNetCare changed its name to BusinessWay International Corporation. By 2004 the company had no operating businesses.

On December 6, 2004 the Company changed its name to ICBS International Corp., changed its trading symbol to ICBO, reversed split all the Company’s issued shares on a five for one basis, and acquired Inter Canadian Business Services Ltd. also known as Service D’affaires Inter Canadian Ltee of Westmont, Quebec, Canada including its subsidiary Puritan Securities, Inc. of New York, New York, an SEC registered broker-dealer and a member of the NASD for 86,173,987 newly issued shares subject to voting restrictions and performance conditions. On February 14, 2005 the acquisition of Inter Canadian Business Services Ltd. was cancelled, and the Company acquires back Puritan Securities, Inc. of New York, New York for 17,909,507 newly issued shares. These shares were not subject to any voting restrictions or performance conditions. In addition all outstanding Class A Special Voting Shares were converted to common and the series was eliminated.

On May 9, 2005 the Company was acquired and merged into Wah King Invest Corp., a Delaware corporation in a corporate reorganization. In addition, the Company reversed split all its issued shares on a ten for one basis, changed its trading symbol to WAHK and changed its corporate headquarters to The Netherlands.

Unless the context indicates otherwise, the terms “Company,” “Corporate”, “Wah King,” and “we” refer to Wah King Invest Corp. and its subsidiary. Our executive offices are located at J.C. Beetslaan 153-155, 2131 AL Hoofddorp, The Netherlands.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JULY 31, 2005 AND 2004

OVERVIEW

Wah King Invest Corp. operates through its wholly owned subsidiary Puritan Securities, Inc., an SEC registered broker dealer and member of the NASD, SIPC and SIA. Total consolidated revenues for the year ended July 31, 2005 was $24,726 versus $8,000 for the year ended July 31, 2004. The Company incurred operating expenses of $395,030 for the year ended July 31, 2005 and $4,777 for the year ended July 31, 2004.

In fiscal year ended July 31, 2005 the company incurred a net loss from continuing operations of $393,804 or a loss of ($0.11) per share compared to a net gain of $12,185 or a gain of $0.01 per share in fiscal year ended July 31, 2004. The primary factor contributing to the net earnings loss were from expenses incurred in seeking an acquisition of real estate in Europe and higher selling, general and administrative expenses.

	2005	2004

Net sales	$24,726	$8,000
Cost and expenses
Selling, general and administrative expense	395,030	4,777

Operating Income (Loss)	(370,304)	3,223

Net Other Income (Loss)	(2,500)	10,000

Net Income (loss) from continuing operations	(372,804)	13,223
Provision for Income Taxes	1,000	1,038
Net Loss	$(373,804)	$12,185

SALES

Sales increased at Puritan Securities in fiscal year ended July 31, 2004 by 309% to $24,726 from $8,000 in fiscal year ended July 31, 2004, due to increased commission revenue from sales of private placements during the year.

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

Pre-tax loss before extraordinary item was $(372,804) in fiscal year ended July 31, 2005 and $12,185 in fiscal year ended July 31, 2004. Reflecting the expenses incurred in seeking an acquisition of real estate in Europe and higher selling, general and administrative expenses versus the prior year.

Corporate and other expenses were $395,030 in fiscal year ended July 31, 2005 as compared to $4,777 in fiscal ended July 31, 2004 due principally to the parent company beginning to pay expenses on its own behalf.

INTEREST EXPENSE

Interest expense was $15,317 during the fiscal year ended July 31, 2005 as compared to none in fiscal year ended July 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As presented in the Consolidated Statement of Cash Flows, net cash used by operating activities was $(404,920) in fiscal 2005. The significant changes in working capital were an increase of $(373,804) in net loss. Working capital requirements are not anticipated to increase substantially in fiscal 2006.

During fiscal 2005, the Company used cash of $200,016 to acquire real estate in Europe. The Company received net cash of $589,000 from the issue of certain convertible promissory notes.

The level of capital expenditures is expected to remain the same in fiscal 2006, and the source of funds for such expenditures is expected to be cash from operations.

At July 31, 2005 the Company’s total debt was $619,356 as compared to $132,573 at July 31, 2004. The Company believes that its funding sources are adequate for its anticipated requirements.

Shareholders’ deficit was $(396,382) at July 31, 2005 compared to $(92,179) at July 31, 2004. The increased deficit is due to the increased net loss from the expenses incurred in seeking an acquisition of real estate in Europe and higher selling, general and administrative expenses.

We believe that cash generated from operations, together with our bank credit lines, and cash on hand, will provide us with a majority of our liquidity to meet our operating requirements. We believe that the combination of funds available through future anticipated financing arrangements, as discussed below, coupled with forecasted cash flows would be sufficient to provide the necessary capital resources for our anticipated working capital, capital expenditures and debt repayments for at least the next twelve months.

We are seeking to raise up to $2 million of additional capital from private investors and institutional investors in the next few months, but there can be no assurance that we will be successful in doing so. If we are not successful in raising any of this additional capital, our current cash resources may not sufficient to fund our current operations.

We may experience problems, delays, expenses, and difficulties sometimes encountered by an enterprise in our stage of development, many of which are beyond our control. For potential acquisitions, these include, but are not limited to, unanticipated problems relating to the identifying partner(s), obtaining financing, culminating the identified partner due to a number of possibilities (prices, dates, terms, etc). Due to limited experience in operating the combined entities for the Company, we may experience production and marketing problems, incur additional costs and expenses that may exceed current estimates, and competition.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we must make decisions that impact the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared.

Our significant accounting policies are described in Note A to the consolidated financial statements. Some of those significant accounting policies require us to make difficult subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates that reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

ITEM 7.	FINANCIAL STATEMENTS

WAH KING INVEST CORP. AND SUBSIDIARY

AUDITED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2005

CONTENTS

_____________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm	Page 1

Statement of Financial Condition	2

Statement of Operations	3

Statement of Cash Flows	4

Statement of Stockholders’ Equity	5

Notes to Consolidated Financial statements	6

Supplementary Information	8

Schedule I, Computation of Net Capital Under rule 15C3-1 of the

Securities and Exchange Commission	9

Schedule II, Computation for Determination of Reserve Requirements

Under Rule 15C3-3 of the Securities and Exchange Commission	10

MEYLER & COMPANY, LLC

Certified Public Accountants

One Arin Park

1715 Highway 35

Middletown, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Wah King Invest Corp. and Subsidiary

Westport, CT

We have audited the accompanying statement of financial condition of WAH King Invest Corp. and Subsidiary as of July 31, 2005 and 2004 and the related statement of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended July 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2005 and 2004 and the results of its operations, and its cash flows for each of the two years in the period ended July 31, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has incurred net losses of $469,314 since inception, has a negative working capital of $396,882, stockholders’ deficit of $396,382 at July 31, 2005, and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Meyler & Company, LLC

Middletown, NJ

November 8, 2005

WAH KING INVEST CORP. AND SUBSIDIARY

STATEMENT OF FINANCIAL CONDITION

	July 31,
	2005	2004

ASSETS

Cash	$184,974	$10
Marketable securities	37,500	40,000

Total Current Assets	222,474	40,010

Other assets - security deposits	500	384

Total Assets	$222,974	$40,394

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Convertible promissory notes	$589,000
Due to officer and shareholder	1,000
Accounts payable	11,587	$131,121
Accrued interest	15,317
Federal and state income taxes payable	2,452	1,452

Total Liabilities	619,356	132,573

STOCKHOLDERS’ EQUITY

Preferred stock, par value $0.0001; authorized 1,000,000
shares; none issued and outstanding
Common stock, $0.0001 par value; 300,000,000 shares authorized; 3,387,170 and 33,316,702 shares issued and outstanding at July 31, 2005 and 2004	339	3,331
Additional paid-in capital	72,593
Accumulated (deficit)	(469,314)	(95,510)

Total Stockholders’ Deficit	(396,382)	(92,179)

Total Liabilities and Stockholders’ Deficit	$222,974	$40,394

See accompanying notes to financial statements.

WAH KING INVEST CORP. AND SUBSIDIARY

STATEMENT OF FINANCIAL CONDITION

	For the Year Ended July 31,
	2005	2004

REVENUES - consulting	$24,726	$8,000

EXPENSES
Administrative expense	159,697	4,777
Interest	15,317
Expenses incurred in seeking acquisitions	200,016
Stock based compensation	20,000

Total Expenses	395,030	4,777

OPERATING INCOME (LOSS)	(370,304)	3,223

OTHER INCOME (EXPENSE)
Net unrealized gain (loss) on marketable securities	(2,500)	10,000

Total Other Income (Expense)	(2,500)	10,000

NET INCOME (LOSS) BEFORE TAXES	(372,804)	13,223

PROVISION FOR FEDERAL AND STATE INCOME TAXES	1,000	1,038

NET INCOME (LOSS)	$(373,804)	$12,185

NET INCOME (LOSS) PER COMMON SHARE
(Basic and diluted)	$(0.11)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	3,346,209	3,331,670

See accompanying notes to financial statements.

WAH KING INVEST CORP. AND SUBSIDIARY

STATEMENT OF CASH FLOWS

	For the Year Ended July 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(373,804)	$12,185
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on marketable securities		(10,000)
Unrealized loss on marketable securities	2,500
Stock based compensation	20,000
Loss on sale of securities		(8,000)
Accounts payable adjustments	(35,424)
Increase in Federal and state income taxes payable	1,000	1,038
Increase in accrued interest	15,317
Decrease in accounts payable	(34,509)

Net Cash Used in Operating Activities	(404,920)	(4,777)

CASH FLOWS FROM INVESTING ACTIVITIES
Security deposits	(116)

Net Cash Used in Investing Activities	(116)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash contributions from stockholders and officers	1,000	4,777
Issuance of convertible promissory notes	589,000

Net Cash Provided from Financing Activities	590,000	4,777

INCREASE IN CASH	184,964

CASH BEGINNING OF PERIOD	10	10

CASH END OF PERIOD	$184,974	$10

SUPPLEMENTAL CASH FLOW INFORMATION:
Value of marketable securities for services rendered		$8,000
Accounts payable assumed in merger		$131,121

Issuance of 55,000 shares of common stock to settle accounts payable	$49,601

See accompanying notes to financial statements

WAH KING INVEST CORP. AND SUBSIDIARY

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

July 31, 2005

			Capital Stock		Additional		Total
	Preferred Stock		Common		Paid-In	Retained	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Issuance of common stock @$0.006 to stockholders			4,000,000	$4,000	$25,500		$29,500
Additional cash contributed for expenses by stockholders					3,137		3,137
Net loss for the period						$(10,657)	(10,657)
Balance, July 31, 2003			4,000000	4,000	28,637	(10,657)	21,980
Net income for the year ended July 31, 2004						12,185	12,185
Additional cash contributed for expenses					4,777		4,777
Balance prior to reverse merger			4,000,000	4,000	33,414	1,528	38,942

Reverse merger:
Exchange of shares			(4,000,000)	(4,000)	4,000
Outstanding capitalization of ICBS at date of merger	2,000,000		15,207,195	1,521	1,077,248	(1,209,890)	(131,121)
Conversion of preferred shares to common shares	(2,000,000)		200,000	20	(20)
Issuance of shares on merger			17,909,507	1,790	(1,790)
Capitalization of prior losses					(1,112,852)	1,112,852
Balance, July 31, 2004			33,316,702	$3,331		$(95,510)	$(92,179)

Issuance of common stock to settle professional
fees valued at $49,651			55,000	6	49,595		49,601

Issuance of common stock to brokers in connection with the placement of convertibele promissory notes at $0.04 per share			500,000	50	19,950		20,000

Effect of 10 for 1 reverse stock split			(30,484,170)	(3,048)	3,048
Net loss for year ended July 31, 2005						(373,804)	(373,804)

Balance July 31, 2005			3,387,532	$339	$72,593	$(469,314)	$(396,382)

See accompanying notes to financial statements.

WAH KING INVEST CORP. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2005

NOTE A	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

WAH King Invest Corp. and Subsidiary (the “Company”), a Delaware corporation, is currently seeking merger candidates. Its only current subsidiary, Puritan Securities, Inc., is a broker-dealer registered with the Securities and Exchange Commission (SEC) and is a member of the National Association of Securities Dealers (NASD). Puritan Securities, Inc. is engaged in a single line of business as a securities broker-dealer, which comprises several classes of services and venture capital businesses.

Reverse Merger

On February 12, 2005, WAH King Invest Corp. (formerly ICBS International Corp.) entered into an agreement with Puritan Securities, Inc. and issued 17,909,507 shares of its common stock to acquire Puritan Securities, Inc. In connection with the merger, Puritan Securities, Inc. became a wholly owned subsidiary of ICBS International Corp. Prior to the merger, WAH King Invest Corp. was a non-operating “shell” corporation. Pursuant to Securities and Exchange Commission rules, the merger of a private operating company, Puritan Securities, Inc., into a non-operating public shell corporation, with nominal net assets, is considered a capital transaction. At the time of the merger, the officers and directors of ICBS International Corp. resigned and were replaced with the officers and directors of Puritan Securities, Inc. For financial statement presentation, the merger has been reflected in the financial statements as though it occurred on July 31, 2004. The historical financial statements prior to July 31, 2004 are those of Puritan Securities, Inc. Since the merger is a recapitalization and not a business combination, pro forma information is not presented.

Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses of $469,314, has a negative working capital, and a stockholders’ deficit of $396,382 at July 31, 2005. Management’s plans include the raising of $396,882 capital through the equity markets to fund future operations, seeking additional acquisitions, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

WAH KING INVEST CORP. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2005

NOTE A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

Net Loss Per Common Share

The Company computes per share amounts in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.

Consolidated Financial Statements

The consolidated financial statements include the Company and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded using the fair value method.

Securities Transactions

Proprietary securities transactions in regular-way trades are recorded on the trade date, as if they had settled. Profit and loss arising from all securities and commodities transactions entered into for the account and risk of the Company are recorded on a trade date basis. Customers’ securities and commodities transactions are reported on a settlement date basis with related commission income and expenses reported on a trade date basis.

Amounts receivable and payable for securities transactions that have not reached their contractual settlement date are recorded net on the statement of financial condition.

Marketable securities are valued at market value, and securities not readily marketable are valued at fair value as determined by management.

Resale and Repurchase Agreements

Transactions involving purchases of securities under agreements to resell (reverse repurchase agreements or reverse repos) or sales of securities under agreements to repurchase (repurchase agreements or repos) are accounted for as collateralized financings except where the Company does not have an agreement to sell (or purchase) the same or substantially the same securities before maturity at a fixed or determinable price. It is the policy of the Company to obtain possession of collateral with a market value equal to or

WAH KING INVEST CORP. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2005

NOTE A	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Resale and Repurchase Agreements (Continued)

in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged when appropriate.

Securities – Lending Activities

Securities borrowed and securities loaned transactions are generally reported as collateralized financings except where letters of credit or other securities are used as collateral. Securities-borrowed transactions require the Company to deposit cash, letters of credit, or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash or other collateral in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

Collateral

The Company continues to report assets it has pledged as collateral in secured borrowing and other arrangements when the secured party cannot sell or repledge the assets.

Investment Banking

Investment banking revenues include gains, losses and fees, net of expenses, arising from securities offerings in which the Company acts as an underwriter or agent. Investment banking revenues also include fees earned from providing merger-and-acquisition and financial restructuring advisory services. Investment banking management fees are recorded on offering date, sales concessions on settlement date, and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

Commissions

Commissions and related clearing expenses are recorded on a trade-date basis as securities transactions occur.

Investment Advisory Income

Investment advisory fees are received quarterly but are recognized as earned on a pro rata basis over the term of the contract.

NOTE B	CONVERTIBLE PROMISSORY NOTES

During the period March 1, 2005 to July 31, 2005, the Company issued convertible promissory notes aggregating $589,000. The notes are unsecured and bear interest at a rate of 10% per annum. The principal and interest is due June 27, 2006. At the option of the Company, the convertible promissory notes and accrued interest may be converted into shares of the Company’s common stock at $0.75 per share.

WAH KING INVEST CORP. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2005

NOTE C RELATED PARTY TRANSACTIONS

An officer and principal shareholder of the Company advanced the Company $1,000. The advance is non-interest baring and has no stated maturity date.

NOTE D STOCKHOLDERS’ EQUITY

On June 20, 2005, the stockholders’ approved a 10 for 1 reverse split of its common stock. Accordingly, all per share figures have been adjusted to account for the reverse split as if it happened at the beginning of the year.

On June 20, 2005, the Company has been reincorporated under the laws of the State of Delaware and has authorized the Company to have 1,000,000 shares of preferred stock with a par value of $0.01.

In March 2005, the Company issued 55,000 shares of its common stock to settle outstanding professional fees included in accounts payable aggregating $49,601.

During the period March 1, 2005 to July 31, 2005, the Company issued 500,000 shares of its common stock to a broker in connection with the placement of the convertible promissory notes. The shares were valued by the Company at $0.04 per share.

NOTE E INCOME TAXES

The Company has adopted Financial Accounting Statement No. 109 (SFAS No. 109). Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At July 31, 2005, these differences resulted in a deferred tax asset of approximately $72,000. SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at July 31, 2005.

The Company’s net operating loss carry forwards amounted to approximately $380,000 at July 31, 2005, which will expire in the year 2025.

NOTE F LEASE COMMITMENTS

The Company has entered into a month to month lease for its administrative offices. The monthly rent is $500 and can continue to March 2007.

The Company has entered into operating leases for automobiles. The leases commenced March 8, 2005 and run for 48 months at $968 per month.

WAH KING INVEST CORP. AND SUBSIDIARY

SUPPLEMENTARY INFORMATION

PURSUANT TO RULE 17A-5 OF THE SECURITIES

EXCHANGE ACT OF 1934

AS OF JULY 31, 2005

The accompanying schedules are prepared in accordance with the requirements and general format of Focus Form X-17A-5.

SCHEDULE I

WAH KING INVEST CORP. AND SUBSIDIARY

COMPUTATION OF NET CAPITAL

As of July 31, 2005

Total ownership equity from Statement of Financial Condition	$ 40,500
Deductions and/or charges	884
Net capital before haircuts on securities positions	39,616

Haircut on securities
Other securities (see computation below)	5,025
Undue concentration (see computation below)	3,906
8,931

Net Capital	$30,685

Haircut on securities
Zenex International, Inc. 200,000 shares @$0.15 (15% haircut)	4,500
Satellite Enterprises, Inc. 50,000 shares @0.07 (15% haircut)	525
Total Other Securities	$5,025

Undue Concentration
Concentrated position	$30,000
Less: 10% of net capital	3,961
Net Undue Concentration x 15%	$3,906

See accompanying notes to financial statements.

SCHEDULE II

WAH KING INVEST CORP. AND SUBSIDIARY

COMPUTATION OF RESERVE REQUIREMENT

As of July 31, 2005

Minimum dollar net capital requirement of reporting broker	$5,000
Net capital requirement	5,000
Excess net capital	25,685
Excess net capital at 1000%	$24,683

COMPUTATION OF AGGREGATE INDEBTEDNESS

Total A.I. liabilities from Statement of Financial Condition	$6,002
Percentage of aggregate indebtedness to net capital	19.6%

See accompanying notes to financial statements.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

All decisions to change accountants were approved by our Board of Directors.

There have been no disagreements between the Company and Meyler & Company, LLC (“MC”) in connection with any services provided to us by each of them for the periods of their engagement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

No accountant’s report on the financial statements for the past two years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except such reports did contain a going concern qualification; such financial statements did not contain any adjustments for uncertainties stated therein. In addition, MC did not advise the Company with regard to any of the following:

1.	That internal controls necessary to develop reliable financial statements did not exist; or

2.	That information has come to their attention, which made them unwilling to rely on management’s representations, or unwilling to be associated with the financial statements prepared by management; or

3.

That the scope of the audit should be expanded significantly, or information has come to the accountant’s attention that the accountant has concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements, and the issue was not resolved to the accountant’s satisfaction prior to its resignation or dismissal. During the most recent two fiscal years and during any subsequent interim periods preceding the date of each engagement, we have not consulted MC regarding any matter requiring disclosure under Regulation S-K, Item 304(a)(2).

Item 8A.	Controls and Procedures

The Corporation maintains and is currently undertaking actions to improve disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses that are not being addressed in the actions currently being taken to improve our disclosure controls and procedures, particularly in areas such as contract, securities sales, expense and press release review and authorization, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this report in that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, has been recorded, processed, summarized and reported within the current fiscal year. There were no changes in the Corporation’s internal control over financial reporting that occurred during the Corporation’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 8B.	Other Information

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of the Company and its subsidiaries, as of November 15, 2005, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of July 31, 2005. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	With Company Since	Director/Position
Jerry Gruenbaum	50	02/2005	Chief Executive Officer, Chairman of the Board, and Director

Nathan Lapkin	39	02/205	Secretary, President, Director, and Chief Financial Officer

Ross Haugen	47	02/2005	Vice President of Investor Relations

THE OFFICERS AND DIRECTORS OF THE COMPANY ARE SET FORTH BELOW.

JERRY GRUENBAUM, ESQ., is the Chief Executive Officer, Chairman of the Board and member of the Board of Directors. He was appointed as Corporate Secretary and General Counsel in December 2004 and was elected to the board. He has been admitted to practice law since 1979 and is a licensed attorney in various states including the State of Connecticut where he maintains his practice as a member of SEC Attorneys, LLC, specializing in Securities Law, Mergers and Acquisitions, Corporate Law, Tax Law, International Law and Franchise Law. He is the CEO of a licensed brokerage firm in New York City where he maintains a Series 7, 24, 27, 63 and 65 licenses. He is a former President and Chairman of the Board of Directors of a multinational publicly-traded company with operations in Hong Kong and the Netherlands. He worked for the tax departments for Peat Marwick Mitchell & Co. (now KPMG Peat Marwick LLP) and Arthur Anderson & Co. (now Arthur Anderson LLP). He has served as Compliance Director for CIGNA Securities, a division of CIGNA Insurance. He has lectured and taught at various Universities throughout the United States in the areas of Industrial and financial Accounting, taxation, business law, and investments. Attorney Gruenbaum graduated with a B.S. degree from Brooklyn College - C.U.N.Y. Brooklyn, New York; has a M.S. degree in Accounting from Northeastern University Graduate School of Professional Accounting, Boston, Massachusetts; has a J.D. degree from Western New England College School of Law, Springfield, Massachusetts; and an LL.M. in Tax Law from the University of Miami School of Law, Coral Gables, Florida.

NATHAN LAPKIN was appointed Secretary, President, Director, and Chief Financial Officer of the Company in December 2004. Mr. Lapkin’s ten-plus year career includes positions in corporate finance, institutional trading, institutional sales and investment banking. He previously was employed in the corporate finance department of LensCrafters’ Canadian headquarters in Toronto where he was involved in a CDN $20 million sales retail optical chain acquisition, in addition to the capital and operational budgeting. As a financial analyst, Mr. Lapkin wrote the monthly management discussion and analysis used for corporate reporting. He previously worked for Thompson Financial in New York City, and sat on Morgan Stanley's domestic and international trading desks and HSBC's International trading desk. He worked in the domestic U.S. Institutional sales desk at UBS Warburg, where he was given direct responsibility and co-responsibility for large institutional accounts, including several hedge funds. He is currently the President and board member of ICBS Global Securities, Inc. a NASD licensed broker-dealer in Connecticut as well as an officer and director of its publicly traded parent company. Mr. Lapkin graduated with honors from Syracuse University with a Masters in Business Administration (concentrations in Finance and Statistics) and the University of Manitoba, with a Bachelor in Commerce with concentrations in finance and economics. Mr. Lapkin is licensed by the NASD and has his Series 7, 24, 63 and 65 licenses.

ROSS HAUGEN Vice President of Investor relations was appointed Director of the Company on February 12, 2004. Mr. Haugen has been a registered representative for over 20 years and worked for a variety of broker dealers, including Wachovia Securities, formerly, First Union Securities, Merrill Lynch and Edward Jones. Mr. Haugen brings his many years experience selling private placements and working as a consultant to many emerging small cap companies assisting clients with their corporate development and in raising growth capital.

Our bylaws currently provide for a board of directors comprised of such number as is determined by the Board.

Family Relationships

None.

Board Committees

We currently have no compensation committee, audit committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in all discussions concerning the company.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended December 31, 2004 all required forms have been filed as of the date of filing of this Form 10K-SB.

ITEM 10.	EXECUTIVE COMPENSATION

See “Executive Officers of the Registrant” in Part I of this report for information regarding the executive officers of the company, which is incorporated by reference in this section.

The following table sets forth compensation paid to the most highly compensated executive officers for the fiscal years ended July 31, 2005.

Name / Position	Year	Salary	Bonus	Stock	Other	Total
Jerry Gruenbaum
Chairman and CEO	2005	$0	$0	0	$0	$0
Nathan Lapkin
Secretary, and Chief Financial Officer	2005	$0	$0	0	$0	$0

Ross Haugen	2005	$0	$0	500,000	$0	$0
VP of Investor Relations

Compensation Agreements

The Company has no employment agreement with employees and officers of the company as of this date.

No other annual compensation, including a bonus or other form of compensation; and no long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other form of compensation, were paid to these individuals during this period.

Board Compensation

Members of our Board of Directors do not receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings. During the year ended July 31, 2005, all corporate actions were conducted by unanimous written consent of the Board of Directors.

Stock Option Plan

The Company has no Stock Option Plan as of this date.

Warrants

The Company has no Warrants outstanding as of this date.

Indemnification

Under the Company’s Articles of Incorporation and its Bylaws, the Company may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a matter he reasonably believed to be in the Company’s best interest. The Company may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, the Company must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Delaware.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Delaware law, the Company is informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of November 15, 2005, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

Security Ownership of Beneficial Owners (1):

Title of Class	Name	Shares		Percent (1)
Common Stock	Fabrice Zambito	320,000		9.45%

	Ma Yuk King	2,949,512		8.71%

	JATh Steenbergen	1,600,000		4.72%

	Pinnacle Associates, LLC	895,476	(2)	26.44%

	Grassy Knoll Associates, LLC	180,000	(2)	5.31%

	Amstel Holdings BV Ltd	715,476		21.12%

(1)	Based on 3,387,196 common shares outstanding as of November 15, 2005.

(2)

The 180,000 shares owned by Grassy Knoll Associates LLC and 180,000 shares owned by Pinnacle Associates LLC for a total of 360,000 shares are subject to an irrevocable proxy with a prior shareholder of the Company who is unrelated to any owner of these two companies, and to any officer or director of the Company.

Security Ownership of Management:

Title of Class	Name	Shares		Percent (1)

Common Stock	Jerry Gruenbaum	180,000	(2)	5.31%

	Nathan Lapkin	895,476	(3)	26.44%

	Ross Haugen	50,000		1.48%

All Directors and Executive Officers as a group (3 persons)		1,125,476		33.23%

(1)	Based on 3,387,196 common shares outstanding as of November 9, 2005.

(2)

Jerry Gruenbaum owns no shares of the Company directly. He is attributed to owning all of the 180,000 shares owned by Grassy Knoll Associates LLC, which is owned by a related party to him. He directly or indirectly cannot vote any of the shares that are owned by Grassy Knoll Associates LLC. The 180,000 shares owned by Grassy Knoll Associates LLC are subject to an irrevocable proxy with a prior shareholder of the Company, which is unrelated to any owner of Grassy Knoll Associates LLC, and to any officer or director of the Company. Therefore neither Jerry Gruenbaum nor anyone related to him or under his control may vote these shares

(3)

Nathan Lapkin owns no shares of the Company directly. He is attributed to owning all of the shares owned by Pinnacle Associates LLC, which is owned by a related party to him. He directly or indirectly cannot vote 180,000 that are owned by Pinnacle Associates LLC. The 180,000 shares owned by Pinnacle Associates LLC are subject to an irrevocable proxy with a prior shareholder of the Company, which is unrelated to any owner of Pinnacle Associates LLC, and to any officer or director of the Company. Therefore neither Nathan Lapkin nor anyone related to him or under his control may vote these shares

Changes in Control

The Company filed a Form 8-K on December 6, 2004 relating to the closing of the September 29, 2004 acquisition of ICBS International Corp., resignation of the former officers and directors, the appointment of new officers and directors. Said acquisition resulted in a change of control of the Company.

The Company filed a Form 8-K on February 14, 2005 relating to the acquisition of ICBS Global Securities, the recession of the acquisition of Inter Canadian Business Services, Ltd., the spinout of ICBS Global Securities from Inter Canadian Business Services, Ltd., and the resignation of some of the officers of Inter Canadian Business Services, Ltd. Said acquisition along with said recession resulted in a change of control of the Company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. We have not and do not intend in the future to formulate a policy for the resolution of such conflicts.

At the current time, there are no related party transactions.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial statements; see index to financial statement and schedules under Item 7 herein.

2.	Financial statement schedules; see index to financial statements and schedules under Item 7 herein.

(b)	Exhibits:

Exhibit Number	Document Description

3.1

Certificate of Incorporation of C.N.W. Corp. as filed with the Florida Secretary of State on October 30, 1980, incorporated by reference to the Company’s Registration Statement on Form 10SB12G filed with the Securities and Exchange Commission on August 20, 1999.

3.2

Amended Certificate of Incorporation of C.N.W. Corp. to change name to C.N.W. of Orlando, Inc., increased its capitalization from 1,000 common shares to 50,000,000 common shares and changed its par value from $1.00 to $0.001 as filed with the Florida Secretary of State on July 21, 1998, incorporated by reference to the Company’s Registration Statement on Form 10SB12G filed with the Securities and Exchange Commission on August 20, 1999.

3.3

Amended Certificate of Incorporation of C.N.W. of Orlando, Inc. to change name to GlobalNetCare, Inc. as filed with the Florida Secretary of State on December 28, 1998, incorporated by reference to the Company’s Registration Statement on Form 10SB12G filed with the Securities and Exchange Commission on August 20, 1999.

3.4

Amended Certificate of Incorporation of GlobalNetCare, Inc. to change name to BusinessWay International Corp., and increased its authorized capital to 300,000,000 common shares as filed with the Florida Secretary of State on January 31, 2001, incorporated by reference to the Company’s Form DEF 14C filed with the Securities and Exchange Commission on February 14, 2001.

3.5

Amended Certificate of Incorporation of BusinessWay International Corp. to change name to ICBS International Corp. and added restrictions on newly issued shares as filed with the Florida Secretary of State on September 29, 2004, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2004.

3.6

Amended Certificate of Incorporation of ICBS International Corp. to remove the restrictions on newly issued shares that were added on September 29, 2005 as filed with the Florida Secretary of State on February 14, 2005, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2005

3.7

Certificate of Incorporation of Wah King Invest Corp., authorizing 300,000,000 common shares and 1,000,000 blank check preferred shares as filed with the Delaware Secretary of Sate on May 2, 2005, incorporated by reference to Company’s Form DEC 14C filed with the Securities and Exchange Commission on May 20, 2005.

3.8

Articles of Merger of ICBS International Corp., a Florida corporation into Wah King Invest Corp, a Delaware corporation as filed with the Florida Secretary of State on May 9, 2005, incorporated by reference to Company’s Form DEC 14C filed with the Securities and Exchange Commission on May 20, 2005.

3.9

Certificate of Merger of ICBS International Corp., a Florida corporation into Wah King Invest Corp, a Delaware corporation as filed with the Delaware Secretary of State on May 9, 2005, incorporated by reference to Company’s Form DEC 14C filed with the Securities and Exchange Commission on May 20, 2005.

3.10	Bylaws of BusinessWay International Corp.., incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on November 13, 2001.

10.1

Acquisition Agreement between ICBS Global Securities and ICBS International Corp. to acquire ICBS Global Securities dated February 12, 2005, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(c) Reports on Form 8-K:

The Company filed a Form 8-K on September 29, 2004 relating to Acquisition Agreement to Purchase Inter Canadian Business Services, Ltd. A Canadian Corporation with its corporate headquarters located in Westmount, Quebec, Canada.

The Company filed a Form 8-K on December 3, 2004 relating to a press release for the above-mentioned Acquisition Agreement and changed its name to “ICBS International Corp”.

The Company filed a Form 8-K on December 6, 2004 relating to the closing of the September 29, 2004 acquisition of ICBS International Corp., resignation of the former officers and directors, the appointment of new officers and directors.

The Company filed a Form 8-K on December 17, 2004 relating to changing of accountants from Robert M. Lawand, C.A. to Bagell, Josephs & Company, LLC, Certified Public Accountants

The Company filed a Form 8-K on February 14, 2005 relating to the acquisition of ICBS Global Securities, the recession of the acquisition of Inter Canadian Business Services, Ltd., the spinout of ICBS Global Securities from Inter Canadian Business Services, Ltd., and the resignation of some of the officers of Inter Canadian Business Services, Ltd.

The Company filed a Form 8-K on March 15, 2005 relating to changing of accountants to avoid duplication of audit work with the auditors of the Company's subsidiary ICBS Global Securities from Bagell, Josephs & Company, LLC, Certified Public Accountants to Meyler & Co., LLC, Certified Public Accountants

The Company filed a Form 8-K on May 9, 2005 relating to Company’s approval a Code of Ethics.

The Company filed a Form 8-K on May 9, 2005 relating to Company entering into a letter of understanding to acquire Hotel Zeeduin at Wijk aan Zee, the Netherlands and an apartment building with 30 shops at Munchengladbach, Germany.

The Company filed Form 8-K on Jun 9, 2005 relating to (i) changing the state of incorporation from Florida to Delaware; (ii) authorizing up to 1,000,000 shares of Preferred Stock; and (iii) changing its name to Wah King Invest Corp.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended July 31, 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

(i) Audit Fees

FIRM	FISCAL YEAR 2005

Meyler & Company, LLC	$5,250

(ii) Audit Related Fees

None

(iii) Tax Fees

None

(iv) All Other Fees

None

TOTAL FEES

FIRM	FISCAL YEAR 2005

Meyler & Company, LLC	$5,250

(1)	Based on latest information available on March 30, 2005, the date this report was filed. Final numbers may end up higher.

AUDITFEES.

Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES.

Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” There were no Audit-Related services provided in fiscal 2005.

TAX FEES.	Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

ALL OTHER FEES.	Consists of fees for products and services other than the services reported above.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, and tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

WAH KING INVEST CORP

(Registrant)

Date: November 15, 2005	By: /s/ JERRY GRUENBAUM

Jerry Gruenbaum

Chief Executive Officer and

Chairman of the Board

Date: November 15, 2005	By: /s/ NATHAN LAPKIN

Nathan Lapkin

President and Chief Financial Officer

And Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Jerry Gruenbaum	Jerry Gruenbaum	CEO & Chairman	November 15, 2005
of the Board

/s/Nathan Lapkin	Nathan Lapkin	President, CFO,	November 15, 2005
& Director