Form 10QSB
period 2005-10-31
WAH KING INVEST CORP.
filed 2005-12-21
CIK 1079574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT

UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED OCTOBER 31, 2005

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

Number of shares of the registrant’s common stock outstanding as of December 21, 2005 was: 3,387,196

Traditional Small Business Disclosure Format: Yes ☐	No ☒

WAH KING INVEST CORP.

FORM 10-QSB

FOR QUARTER ENDED OCTOBER 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WAH KING INVEST CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005 AND 2004

WAH KING INVEST CORP. AND SUBSIDIARY

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2005 AND 2004

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheet as of October 31, 2005 (Unaudited) and July 31, 2005

Condensed Consolidated Statements of Operations – For the Three Months Ended October 31, 2005 and 2004 (Unaudited)

Condensed Consolidated Statements of Cash Flows – For the Three Months Ended October 31, 2005 and 2004 (Unaudited)

Notes to Condensed Consolidated Financial Statements

WAH KING INVEST CORP. AND SUBSIDIARY

CONDENSES CONSOLIDATED BALANCE SHEET

OCTOBER 31, 2005 (UNAUDITED) AND JULY 31, 2005

ASSETS

	October 31	July 31
	2005	2005

Cash	$152,344	$184,974
Marketable securities	5,500	37,500
Security deposits	500	500

Total Assets	$158,344	$222,974

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

LIABILITIES
Convertible promissory notes	$598,000	$589,000
Due to officers and shareholders	1,000	1,000
Accounts payable	11,337	11,587
Accrued interest	30,067	15,317
Federal and State income taxes payable	2,452	2,452

Total Liabilities	$642,856	$619,3561

STOCKHOLDERS’ EQUITY
Additional paid in capital	69,545	69,545
Accumulated deficit	(557,444)	(469,314)
Common stock, $0.001 par value; 300,000,000 shares authorized; 3,387,196 issued and outstanding at October 31, 2005.	3,387	3,387

Total Stockholders’ Deficit	(484,512)	(396,382)

Total Liabilities and Stockholders’ Deficit	$158,344	$222,974

See accompanying notes to consolidated financial statements.

WAH KING INVEST CORP. AND SUBSIDIARY

CONDENSES CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2005 AND 2004 (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	October 31, 2005	October 31, 2004
		(Restated)
OPERATING REVENUES
Commission	$1,260	$—

OPERATING EXPENSES
Administrative expenses	152,140	4,311
Interest	14,750	—
Expenses incurred in seeking acquisitions	50,000	—

Total Operating Expenses	216,790	4,311

OPERATING INCOME (LOSS)	(215,530)	(4,311)

OTHER INCOME (EXPENSES)
Net unrealized loss on marketable securities	—	(17,500)
Net realized gain on marketable securities	127,400	—

Total Other Income (Expenses)	127,400	(17,500)

NET INCOME (LOSS) BEFORE TAXES	(88,130)	(21,811)

PROVISION FOR FEDERAL AND STATE INCOME TAXES	—	—

NET INCOME (LOSS)	$(88,130)	$(21,811)

NET INCOME (LOSS) PER COMMON SHARES
Basic	$(0.03)	$(0.00)
Diluted	$(0.03)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,387,196	15,207,173

FULLY DILUTED NUMBER OF COMMON SHARES OUTSTANDING	3,387,196	15,207,173

See accompanying notes to consolidated financial statements.

WAH KING INVEST CORP. AND SUBSIDIARY

CONDENSES CONSOLIDATED STATEMENT OF CASH FLOW

FOR THE THREE MONTHS ENDED OCTOBER 31, 2005 AND 2004 (UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	October 31, 2005	October 31, 2004
		(Restated)
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(88,130)	$(21,811)
Additional paid-in capital	—	3,273
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized loss on marketable securities	32,000	17,500
Increase in Federal and State income taxes payable	—	1,038
Decrease in accounts payable	(250)	—
Increase in accrued interest	14,750	—

Net Cash Used in Operating Activities	41,630	—

CASH FLOWS FROM FINANCING ACTIVITIES
Cash contributions from stockholders	1,000	—
Issuance of convertible promissory notes	8,000	—

Net Cash Provided from Financing Activities	9,000	—

INCREASE IN CASH	(32,630)	—

CASH BEGINNING OF PERIOD	184,974	10

CASH END OF PERIOD	$152,344	$10

See accompanying notes to consolidated financial statements.

WAH KING INVEST CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE A	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ending July 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Wah King Invest Corp., formerly known as ICBS International Corp and then known as BusinessWay International Corporation annual report on Form 10-KSB for the year ended July 31, 2005.

NOTE B	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Wah King Invest Corp. and Subsidiary formerly ICBS International Corp. (the "Company"), a Delaware corporation, is currently is currently in the process of acquiring real property in Europe and the Far East. Its only subsidiary during the quarter ended October 31, 2005 was Puritan Securities, Inc., is a broker-dealer registered with the Securities and Exchange Commission (SEC) and is a member of the National Association of Securities Dealers (NASD). Puritan Securities, Inc. is engaged in a single line of business as a securities broker-dealer which comprises several classes of services and venture capital businesses.

Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses of $88,130, has a negative working capital, and a stockholders' deficit of $484,512 at October 31, 2005. Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

WAH KING INVEST CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE C	SUBSEQUENT EVENTS

On November 16, 2005, the Company sold its subsidiary Puritan Securities, Inc. (formerly ICBS Global Securities, Inc.) to Blue Ribbon International, Inc. a New York corporation, publicly trading on the Pink Sheets (hereinafter Blue Ribbon) for 37,500,000 voting non registered preferred shares of Blue Ribbon which are convertible to and have the voting power of 187,500,000 voting non registered common shares of Blue Ribbon which constituted a 57.92% controlling interest in said Company. The sale is subject to NASD and other governmental agency approval. On November 21, 2005 a majority of the shareholders of Blue Ribbon approved a 25 to one reverse of all Common Shares outstanding and a change of name to Puritan Financial Group, Inc. to take effect on or around December 27, 2005 subject to NASD filing requirements. After the reverse is effective and the company trades as Puritan Financial Group, Inc. the Company will convert its Preferred Shares to 3,534,000 Common Shares of Puritan Financial Group, Inc. and distribute said shares to shareholders of record as of November 21, 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OERATION.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 2005 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended October 31, 2005 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

The interim financial statements have been prepared by Wah King Imvest Corp. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended July 31, 2005, have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the July 31, 2005 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended October 31, 2005 are not necessarily indicative of the operating results for the full fiscal year.

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

On March 3, 2005 the Company completed the $100,000 infusion obligation in accordance with the February 12, 2005 Acquisition Agreement.

The Company filed and mailed to its shareholders a Definitive Information Statement Schedule 14C on May 20, 2005 that became effective on June 9, 2005. In it, the Company announced the approval of the following resolution to reverse split ten to one all issued and outstanding Common Stock, and amend its Articles of Incorporation to reflect: (i) changing the state of incorporation from Florida to Delaware; (ii) authorizing up to 1,000,000 shares of Preferred Stock which allows its Board of Directors to issue, without further shareholder action, one or more series of Preferred Stock; and (iii) changing its name to Wah King Invest Corp. As a result of the above actions, the

Company now located at J.C. Beetslaan 153-155, 2131 AL Hoofddorp, The Netherlands, had its trading symbol on the Over-the Counter Bulletin Board changed to WAHK.

On November 16, 2005, the Company sold its subsidiary Puritan Securities, Inc. (formerly ICBS Global Securities, Inc.) to Blue Ribbon International, Inc. a New York corporation, publicly trading on the Pink Sheets (hereinafter Blue Ribbon) for 37,500,000 voting non registered preferred shares of Blue Ribbon which are convertible to and have the voting power of 187,500,000 voting non registered common shares of Blue Ribbon which constituted a 57.92% controlling interest in said Company. The sale is subject to NASD and other governmental agency approval. On November 21, 2005 a majority of the shareholders of Blue Ribbon approved a 25 to one reverse of all Common Shares outstanding and a change of name to Puritan Financial Group, Inc. to take effect on or around December 27, 2005 subject to NASD filing requirements. After the reverse is effective and the company trades as Puritan Financial Group, Inc. the Company will convert its Preferred Shares to 3,534,000 Common Shares of Puritan Financial Group, Inc. and distribute said shares to shareholders of record as of November 21, 2005.

(B)	BUSINESS OF THE ISSUER

During the Quarter ending October 31, 2005, the Company sole business operations were from Puritan Securities, Inc., its broker-dealer subsidiary which generated no revenues during the quarter.

On November 16, 2005, the Company sold its subsidiary Puritan Securities, Inc. to Blue Ribbon. The sale is subject to NASD and other governmental agency approval. As the Company is about to launch its real estate operations in Europe, it was determined that both companies will derive greater benefits by operating as independent companies. In addition, it was determined that Puritan Securities will function best in a company devoted strictly to financial and similar type of products due to the fact that it functions in a highly regulated environment. This Distribution will result in greater strategic and sharper focus to both companies. It will further enable both companies to increase the speed and responsiveness of each company. In addition, the separation will enable each company to offer its employees compensation directly linked to the performance of their separate and distinct businesses.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit 31.1	Certification of Jerry Gruenbaum, Chairman & CEO
Exhibit 31.2	Certification of Nathan Lapkin, Director, President & CFO

Exhibit 32.1	Certification of Jerry Gruenbaum, Chairman & CEO
Exhibit 32.2	Certification of Nathan Lapkin, Director, President & CFO

(b)	Reports on Form 8-K:

Three Months Ended October 31, 2005

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAH KING INVEST CORP.

(Registrant)

Date: December 21, 2005	By: /s/ JERRY GRUENBAUM

Jerry Gruenbaum

Chief Executive Officer and

Chairman of the Board

(Duly Authorized Officer)

Date: December 21, 2005	By: /s/ NATHAN LAPKIN

Nathan Lapkin

President and Chief

Financial Officer and Director

(Principal Financial

and Accounting Officer)