Form 10QSB
period 2006-01-31
WAH KING INVEST CORP.
filed 2006-03-23
CIK 1079574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT

UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JANUARY 31, 2006

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

+31 (0) 23 5546901

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

Number of shares of the registrant’s common stock outstanding as of March 23, 2006 was: 4,264,705

Traditional Small Business Disclosure Format: Yes ☐	No ☒

WAH KING INVEST CORP.

FORM 10-QSB

FOR QUARTER ENDED JANUARY 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WAH KING INVEST CORP.

FINANCIAL STATEMENTS

JANUARY 31, 2006 AND 2005

WAH KING INVEST CORP.

INDEX TO FINANCIAL STATEMENTS

JANUARY 31, 2006 AND 2005

FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheet as of October 31, 2005 (Unaudited) and July 31, 2005

Statements of Operations – For the Three Months Ended January 31, 2006 and 2005 (Unaudited)

Statements of Operations – For the Six Months Ended January 31, 2006 and 2005 (Unaudited)

Statements of Cash Flows – For the Three Months Ended January 31, 2006 and 2005 (Unaudited)

Statements of Cash Flows – For the Three Months Ended January 31, 2006 and 2005 (Unaudited)

Notes to Financial Statements

WAH KING INVEST CORP.

BALANCE SHEETS

ASSETS

	January 31	July 31
	2006	2005
CURRENT ASSETS	(Unaudited)
Cash	$687	$184,974
Receivable from officer	25,750
Marketable securities		37,500

Total Current Assets	26,437	222,474

OTHER ASSETS
Deposit for land acquisition	100,618
Security deposit		500

Total Other Assets	100,618	500

Total Assets	$127,055	$222,974

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES
Accounts payable	4,261	11,587
Accrued interest	6,760	15,317
Federal and state taxes payable	1,000	2,452
Due to officers and shareholders		1,000

Total Current Liabilities	12,021	30,356

OTHER LIABILITIES
Convertible promissory notes	187,000	589,000
Total Liabilities	199,021	619,356

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized 120,000,000 Shares; none issued and outstanding
Common stock, $0.001 par value; authorized 300,000,000 shares; 4,264,705 and 3,387,170 issued and outstanding at January 31, 2006 and July 31, 2005.	4,265	3,387
Additional paid in capital	600,667	69,545
Accumulated deficit	(676,898)	(469,314)

Total Stockholders’ Deficit	(71,966)	(396,382)

Total Liabilities and Stockholders’ Deficit	$127,055	$222,974

See accompanying notes to consolidated financial statements.

WAH KING INVEST CORP.

STATEMENT OF OPERATIONS

	Three Months Ended			Six Months Ended
	January 31,			January 31,
	2006		2005	2006		2005
	(Unaudited)		(Restated) (Unaudited)	(Unaudited)		(Restated) (Unaudited)

REVENUES	$3	$		$1,263	$

EXPENSES
Administrative expenses	112,307		6,836	264,347		11,147
Expenses incurred in seeking acquisitions				50,000

Total Expenses	112,307		6,836	314,347		11,147

OTHER INCOME (EXPENSES)
Net realized gain (expense) on marketable securities				126,200
Net unrealized loss on marketable securities						(17,500)
Interest Income	23,307			23,307
Interest Expense				(14,750)
Total Other Income (Expenses)	23,307			134,757		(17,500)

NET INCOME (LOSS) BEFORE TAXES	(88,997)		(6,836)	(178,327)		(28,647)
INCOME TAX EXPENSE				800

NET INCOME (LOSS)	$(88,997)		$(6,836)	$(179,127)		$(28,647)

NET INCOME (LOSS) PER COMMON SHARES
Basic	$(0.02)		$(0.01)	$(0.05)		$(0.02)
Diluted	$(0.02)		$(0.01)	$(0.05)		$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,120,061		1,520,717	3,751,626		1,520,717

FULLY DILUTED COMMON SHARES OUTSTANDING	4,120,061		1,520,717	3,751,626		1,520,717

See accompanying notes to consolidated financial statements.

WAH KING INVEST CORP.

STATEMENT OF CASH FLOWS

	For the Six Months Ended
	January 31,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(179,127)	$(28,647)
Deduct: Distribution of shares of Blue Ribbon to shareholders	(28,457)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Decrease in marketable securities	37,500	17,500
Increase in deposit for land acquisition	(100,618)
Decrease in security deposit	500
Decrease in accounts payable	(7,326)	11,147
Decrease in accrued interest	(8,557)
Decrease in income taxes payable	(1,452)

Net Cash Used in Operating Activities	(287,537)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible promissory notes	130,000
Due to officer and shareholder	(1,000)
Receivable from Officer	(25,750)

Net Cash Provided from Financing Activities	103,250

DECREASE IN CASH	(184,287)

CASH BEGINNING OF PERIOD	184,974

CASH END OF PERIOD	$687	$

SUPPLEMENTAL CASH FLOW INFORMATION:

Issuance of 877,509 shares of common stock to

Convert promissory notes	$532,000

See accompanying notes to consolidated financial statements.

WAH KING INVEST CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2006

(UNAUDITED)

NOTE A	BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ending July 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Wah King Invest Corp., formerly known as ICBS International Corp and then known as BusinessWay International Corporation annual report on Form 10-KSB for the year ended July 31, 2005.

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

Disposition of Puritan Securities, Inc.

On November 16, 2005, the Company sold its subsidiary Puritan Securities, Inc. to Blue Ribbon International, Inc. (Blue Ribbon) for 37,500,000 voting non registered preferred shares of Blue Ribbon which are convertible to and have the voting power of 187,500,000 voting non registered common shares of Blue Ribbon which constituted a 57.92% controlling interest in said Company. The disposition is being accounted for as a tax-free exchange. No gain or loss was recognized on the disposition as management of the Company determined that the fair value of Puritan Securities as well as the fair value of the shares of Blue Ribbon approximated the book value of Puritan Securities. The sale is subject to NASD and other governmental agency approval.

On November 21, 2005 a majority of the shareholders of Blue Ribbon approved a 25 to one reverse of all Common Shares outstanding and a change of name to Puritan Group, Inc. to take effect on or around

WAH KING INVEST CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2006

(UNAUDITED)

NOTE B	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Disposition of Puritan Securities, Inc. (Continued)

December 26, 2005 subject to NASD filing requirements. The Company converted its Preferred Shares to 3,534,000 Common Shares of Puritan Group, Inc. and distributed the shares to shareholders of record as of November 21, 2005. As the Company was the majority owner of Blue Ribbon at the time of the spin-off, the Company recorded the spin-off at book value with an offset to Accumulated Deficit on the Balance Sheet of the Company.

Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses of $179,127 for the six months ended January 31, 2006 and has a stockholders’ deficit of $71,966 at January 31, 2006. Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C CONVERTIBLE PROMISSORY NOTES

During the period March 1, 2005 to July 31, 2005, the Company issued convertible promissory notes aggregating $589,000. The notes are unsecured and bear interest at a rate of 10% per annum. The principal and interest is due June 27, 2006. At the option of the Company, the convertible promissory notes and accrued interest may be converted into shares of the Company’s common stock at $0.75 per share. During the period ended January 31, 2006, the Company issued and additional $130,000 in convertible promissory notes and converted $532,000, plus interest, into 877,509 shares of common stock.

NOTE D RELATED PARTY TRANSACTIONS

The Company advanced an officer and principal shareholder of the Company $25,750 which was subsequently repaid.

NOTE E SUBSEQUENT EVENT

The Company has entered into an agreement to acquire a Dutch Company MBM Belegginger, V.V. and its wholly owned subsidiary Bolmers O.G., B.V. (collectively “MBM”). The cost of the acquisition is $6,998,734. The Company plans to finance the acquisition by: (1) assuming a 1st mortgage on the Company’s property and equipment, (2) the issuance of 1,590,000 common shares valued at $0.50 per

WAH KING INVEST CORP.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2006

(UNAUDITED)

NOTE E SUBSEQUENT EVENT (CONTINUED)

share, and (3) the sale of 1,145,780 shares of its common stock under a private placement agreement at $0.50 per share. The Company has reached a preliminary verbal agreement with a bank to provide financing on the acquisition. The Company is in the process of closing with the bank and finalizing the agreement. The $100,618 deposit on the Balance Sheet is part of the acquisition cost of MBM. The Company is in the process of determining the market value of MBM, performing the purchase price allocation, and determining if any goodwill is required to be recognized on the acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OERATION.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 2006 contains "forward-looking" statements within the meaning of the Federal securities laws. These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 2006 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

The interim financial statements have been prepared by Wah King Imvest Corp. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended July 31, 2005, have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the July 31, 2005 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months and six months ended January 31, 2006 are not necessarily indicative of the operating results for the full fiscal year.

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

On March 3, 2005 the Company completed the $100,000 infusion obligation in accordance with the February 12, 2005 Acquisition Agreement.

On May 20, 2005 the Company filed and mailed to its shareholders a Definitive Information Statement Schedule 14C that became effective on June 9, 2005. In it, the Company announced the approval of the following resolution to reverse split ten to one all issued and outstanding Common Stock, and amend its Articles of Incorporation to reflect: (i) changing the state of incorporation from Florida to Delaware; (ii) authorizing up to 1,000,000 shares of Preferred Stock which allows its Board of Directors to issue, without further shareholder action, one or more series of Preferred Stock; and (iii) changing its name to Wah King Invest Corp. As a result of the above actions, the

Company now located at J.C. Beetslaan 153-155, 2131 AL Hoofddorp, The Netherlands, had its trading symbol on the Over-the Counter Bulletin Board changed to WAHK.

On November 16, 2005, the Company sold its subsidiary Puritan Securities, Inc. (formerly ICBS Global Securities, Inc.) to Blue Ribbon International, Inc. a New York corporation, publicly trading on the Pink Sheets (hereinafter Blue Ribbon) for 37,500,000 voting non registered preferred shares of Blue Ribbon which are convertible to and have the voting power of 187,500,000 voting non registered common shares of Blue Ribbon which constituted a 57.92% controlling interest in said Company. The sale is subject to NASD and other governmental agency approval. The approval to date has still not been received. On November 21, 2005 a majority of the shareholders of Blue Ribbon approved a 25 to one reverse of all Common Shares outstanding and a change of name to Puritan Financial Group, Inc. that took effect on or around December 27, 2005. The Company has converted its Puritan Financial Group, inc. Preferred Shares to 3,534,000 Common Shares of Puritan Financial Group, Inc. and distributed said shares to shareholders of record as of November 21, 2005.

On March 22, 2006, the Company has signed preliminary agreements to acquire its headquarters located at J.C. Beetslaan 153-155, 2131 AL Hoofddorp, The Netherlands, for €5,736,667 or approximately $6,998,734 U.S. Under said agreement the Company would acquire a Dutch Company MBM Belegginger, V.V. and its wholly owned subsidiary Bolmers O.G., B.V. (collectively “MBM”). The Company plans to finance the acquisition by assuming a €4,405,000 or approximately $5,374,000 U.S. first mortgage on the property, payment of cash of €185,017 or approximately $225,721 U.S. for prior debts to the bank which the Company has paid to date, payment of cash of €250,940 or approximately $306,147 U.S. for closing costs, and issuing 2,185,533 newly issued shares to the seller and its agents which the Company valued at $0.50 per share. The property has a market value of €8,000,000 or approximately $9,760,000. The Company has reached a preliminary verbal agreement with the bank to provide financing on the acquisition.

(B)	BUSINESS OF THE ISSUER

During the Quarter ending January 31, 2006, the Company sole business operations were from Puritan Securities, Inc., its broker-dealer subsidiary which generated no revenues during the quarter.

On November 16, 2005, the Company sold its subsidiary Puritan Securities, Inc. to Blue Ribbon. The sale is subject to NASD and other governmental agency approval. The approval to date has still not been received. As the Company is about to launch its real estate operations in Europe, it was determined that both companies will derive greater benefits by operating as independent companies. In addition, it was determined that Puritan Securities will function best in a company devoted strictly to financial and similar type of products due to the fact that it functions in a highly regulated environment. This Distribution will result in greater strategic and sharper focus to both companies. It will further enable both companies to increase the speed and responsiveness of each company. In addition, the separation will enable each company to offer its employees compensation directly linked to the performance of their separate and distinct businesses.

On March 22, 2006, the Company has signed preliminary agreements to acquire its headquarters located at J.C. Beetslaan 153-155, 2131 AL Hoofddorp, The Netherlands, for €5,736,667 or approximately $6,998,734 U.S. Under said agreement the Company would acquire a Dutch Company MBM Belegginger, V.V. and its wholly owned subsidiary Bolmers O.G., B.V. (collectively “MBM”). The Company plans to finance the acquisition by assuming a €4,405,000 or approximately $5,374,000 U.S. first mortgage on the property, payment of cash of €185,017 or approximately $225,721 U.S. for prior debts to the bank which the Company has paid to date, payment of cash of €250,940 or approximately $306,147 U.S. for closing costs, and issuing 2,185,533 newly issued shares to the seller and its agents which the Company valued at $0.50 per share. The property has a market value of €8,000,000 or approximately $9,760,000. The Company has reached a preliminary verbal agreement with the bank to provide financing on the acquisition.

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

During the period March 1, 2005 to July 31, 2005, the Company issued convertible promissory notes aggregating $589,000. The notes are unsecured and bear interest at a rate of 10% per annum. The principal and interest is due June 27, 2006. At the option of the Company, the convertible promissory notes and accrued interest may be converted into shares of the Company’s common stock at $0.75 per share. During the period ended January 31, 2006, the Company issued and additional $130,000 in convertible promissory notes and converted $532,000, plus interest, into 877,509 shares of common stock.

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

Three Months Ended January 31, 2006

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAH KING INVEST CORP.

(Registrant)

Date: March 23, 2006	By: /s/ JERRY GRUENBAUM

Jerry Gruenbaum

Chief Executive Officer and

Chairman of the Board

(Duly Authorized Officer)

Date: March 23, 2006	By: /s/ NATHAN LAPKIN

Nathan Lapkin

President and Chief

Financial Officer and Director

(Principal Financial

and Accounting Officer)