Form 10QSB
period 2006-04-30
WAH KING INVEST CORP.
filed 2006-06-21
CIK 1079574

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

Number of shares of the registrant’s common stock outstanding as of June 20, 2006 was: 4,265,401

Traditional Small Business Disclosure Format: Yes ☐	No ☒

WAH KING INVEST CORP.

FORM 10-QSB

FOR QUARTER ENDED APRIL 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WAH KING INVEST CORP.

FINANCIAL STATEMENTS

APRIL 30, 2006 AND 2005

WAH KING INVEST CORP.

INDEX TO FINANCIAL STATEMENTS

APRIL 30, 2006 AND 2005

FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheet as of April 30, 2006 (Unaudited) and July 31, 2005

Statements of Operations – For the Three Months and Nine Months Ended April 30, 2006 and 2005 (Unaudited)

Statements of Cash Flows – For the Nine Months Ended April 30, 2006 and 2005 (Unaudited)

Notes to Financial Statements

WAH KING INVEST CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

	April 30	July 31
	2006	2005
CURRENT ASSETS	(Unaudited)
Cash	$152,344	$184,974
Marketable securities	5,500	37,500

Total Current Assets	$158,344	$222,974

OTHER ASSETS
Deposits for land Acquisition	217,918	0
Security deposits	500	500

Total Other Assets	218,418	500

Total Assets	$218,554	$222,974

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

LIABILITIES
Accounts payable	$26,699	$11,587
Accrued interest	26,586	15,317
Federal and State income taxes payable	2,452	2,452
Due to officers and shareholders	0	1,000
Convertible promissory notes	297,000	589,000

Total Liabilities	$352,737	$619,356

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized 120,000,000 Shares; none issued and outstanding	0	0
Common stock, $0.001 par value; 300,000,000 shares authorized; 4,264,705 and 3,387,196 issued and outstanding at April 30, 2006 and July 31, 2005.	4,265	3,387
Additional paid in capital.	600,667	69,545
Accumulated deficit.	(739,115)	(469,314)

Total Stockholders’ Deficit	(134,183)	(396,382)

Total Liabilities and Stockholders’ Deficit	$218,554	$222,974

See accompanying notes to consolidated financial statements.

WAH KING INVEST CORP.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$3	$—	$1,263	$—

EXPENSES
Administrative expenses	44,391	47,924	308,738	44,651
Expenses incurred in seeking acquisitions	—	—	50,000	—

Total Expenses	44,391	47,924	358,738	44,651

OTHER INCOME (EXPENSES)
Net realized gain (expense) on marketable securities	—	—	127,400	—
Net unrealized loss on marketable securities	—	(4,000)	—	(110,500)
Interest Income	(19,826)	—	23,307	—
Interest Expense	—	—	(34,576)	—

Total Other Income (Expenses)	(19,826)	(4,000)	116,131	(110,500)

NET INCOME (LOSS) BEFORE TAXES	(64,217)	(51,924)	(241,344)	(155,151)

INCOME TAX EXPENSE	—	—	—	—

NET INCOME (LOSS)	$(64,217)	$(51,924)	$(241,344)	$(155,151)

NET INCOME (LOSS) PER COMMON SHARES
Basic and Diluted	$(0.02)	$(0.01)	$(0.06)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,264,705	3,919,844	3,751,626	3,058,657

See accompanying notes to consolidated financial statements.

WAH KING INVEST CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

	For the Nine Months Ended
	April 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(241,344)	$94,040
Deduct: Distribution of shares of Blue Ribbon to shareholders	(28,457)	—
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Decrease in marketable securities	37,500	17,500
Increase in deposit for land acquisition	(217,918)	—
Increase in other current assets	—	(94,500)
Increase (decrease) in accounts payable	15,112	(16,807)
Increase in accrued interest	11,269	—
Increase in income taxes payable		17,267

Net Cash Used in Operating Activities	(423,838)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible promissory notes	240,000	—
Due to officer and shareholder	(1,000)	—

Net Cash Provided from Financing Activities	239,000	—

DECREASE IN CASH	(184,838)	—

CASH BEGINNING OF PERIOD	184,974	20

CASH END OF PERIOD	$136	$20

SUPPLEMENTAL CASH FLOW INFORMATION:
Issuance of 877,509 shares of common stock to Convert promissory notes	$532,000

See accompanying notes to consolidated financial statements.

WAH KING INVEST CORP.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2006

(UNAUDITED)

NOTE A	BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ending July 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Wah King Invest Corp., formerly known as ICBS International Corp and then known as BusinessWay International Corporation annual report on Form 10-KSB for the year ended July 31, 2005.

NOTE B	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Wah King Invest Corp. and Subsidiary formerly ICBS International Corp. (the "Company"), a Delaware corporation, is currently is currently in the process of acquiring real property in Europe and the Far East.

Reverse Merger

On February 12, 2005, WAH King Invest Corp. (formerly ICBS International Corp.) entered into an agreement with Puritan Securities, Inc. and issued 17,909,507 shares of its common stock to acquire Puritan Securities, Inc. In connection with the merger, Puritan Securities, Inc. became a wholly owned subsidiary of ICBS International Corp. Prior to the merger Wah King Invest Corp. was a non-operating “shell” corporation. Pursuant to Securities and Exchange Commission rules, the merger of a private operating company, Puritan Securities, Inc., into a non-operating public shell corporation, with nominal net assets, is considered a capital transaction. At the time of the merger, the officers and directors of ICBS International Corp. resigned and were replaced with the officers and directors of Puritan Securities, Inc. For financial statement presentation, the merger has been reflected in the financial statements as though it occurred on July 31, 2004. The historical financial statements prior to July 31, 2004 are those of Puritan Securities, Inc. Since the merger is a recapitalization and not a business combination, pro forma information is not presented.

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

APRIL 30, 2006

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses of $241,344 for the nine months ended April 30, 2006 and has a stockholders’ deficit of $134,183 at April 30, 2006. Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C	CONVERTIBLE PROMISSORY NOTES

During the period March 1, 2005 to July 31, 2005, the Company issued convertible promissory notes aggregating $589,000. The notes are unsecured and bear interest at a rate of 10% per annum. The principal and interest is due June 27, 2006. At the option of the Company, the convertible promissory notes and accrued interest may be converted into shares of the Company’s common stock at $0.75 per share. During the period ended April 30, 2006, the Company issued and additional $240,000 in convertible promissory notes and converted $532,000, plus interest, into 877,509 shares of common stock.

NOTE D	SUBSEQUENT EVENT

The Company has entered into an agreement to acquire a Dutch Company MBM Belegginger, B.V. and its wholly owned subsidiary Bolmers O.G., B.V. (collectively “MBM”). The cost of the acquisition is $6,998,734. The Company plans to finance the acquisition by: (1) assuming a 1st mortgage on the Company’s property and equipment, (2) the issuance of 1,590,000 common shares valued at $0.50 per share, and (3) the sale of 1,145,780 shares of its common stock under a private placement agreement at $0.50 per share. The Company has reached a preliminary verbal agreement with a bank to provide financing on the acquisition. The Company is in the process of closing with the bank and finalizing the agreement. The $217,918 deposit on the Balance Sheet is part of the acquisition cost of MBM. The Company is in the process of determining the market value of MBM, performing the purchase price allocation, and determining if any goodwill is required to be recognized on the acquisition.

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

The interim financial statements have been prepared by Wah King Invest Corp. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended July 31, 2004, have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the July 31, 2004 financial statements, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended April 30, 2005 are not necessarily indicative of the operating results for the full fiscal year.

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

On February 11, 2005 the Company cancelled the December 4, 2005 Acquisition of Inter Canadian Business Services, Ltd., and cancelled the 86,173,987 shares of common stock that had been issued to their four shareholders. Following the February 12, 2005 closing of the Acquisition Agreement of ICBS Global Securities, Inc., the Company has 33,316,680 shares of common stock outstanding. The 33,316,680 shares of common stock consisted of the issuance of the 17,909,507 common stock shares for the exchange of ICBS Global Securities, Inc. and the conversion of 2,000,000 Class "A" Special Voting Shares for 200,000 common stock shares.

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

During the Quarter ending April 30, 2005, the Company sole business operations were from ICBS Global Securities, Inc., its broker-dealer subsidiary, which generated no revenues during the quarter.

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

On February 11, 2005 the Company cancelled the December 4, 2005 Acquisition of Inter Canadian Business Services, Ltd., and cancelled the 86,173,987 shares of common stock that had been issued to their four shareholders. Following the February 12, 2005 closing of the Acquisition Agreement of ICBS Global Securities, Inc., the Company has 33,316,680 shares of common stock outstanding. The 33,316,680 shares of common stock consisted of the issuance of the 17,909,507 common stock shares for the exchange of ICBS Global Securities, Inc. and the conversion of 2,000,000 Class "A" Special Voting Shares for 200,000 common stock shares.

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

WAH KING INVEST CORP.

(Registrant)

Date: June 20, 2006	By: /s/ JERRY GRUENBAUM

Jerry Gruenbaum

Chief Executive Officer and

Chairman of the Board

(Duly Authorized Officer)

Date: June 20, 2006	By: /s/ NATHAN LAPKIN

Nathan Lapkin

President and Chief

Financial Officer and Director

(Principal Financial

and Accounting Officer)