Form 10QSB/A
period 2006-04-30
WAH KING INVEST CORP.
filed 2006-06-22
CIK 1079574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

QUARTERLY REPORT
UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED APRIL 30, 2006

WAH KING INVEST CORP.
(Exact name of small business registrant as specified in its charter)

Delaware	000-27097	98-0215778
(State or other jurisdiction of incorporation or organiztion)	(Commission File Number)	(IRS Employer Indentification Number)

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

Number of shares of the registrant’s common stock outstanding as of June 21, 2006 was: 4,265,401

Traditional Small Business Disclosure Format: Yes ☐	No ☒

WAH KING INVEST CORP.

FORM 10-QSB

FOR QUARTER ENDED APRIL 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WAH KING INVEST CORP.

FINANCIAL STATEMENTS

APRIL 30, 2006 AND 2005

WAH KING INVEST CORP.

INDEX TO FINANCIAL STATEMENTS

APRIL 30, 2005 AND 2004

FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheet as of April 30, 2006 (Unaudited) and July 31, 2005

Statements of Operations – For the Three Months Ended April 30, 2006 and 2005 (Unaudited)

Statements of Operations – For the Nine Months Ended April 30, 2006 and 2005 (Unaudited)

Statements of Cash Flows – For the Nine Months Ended April 30, 2006 and 2005 (Unaudited)

Notes to Financial Statements

WAH KING INVEST CORP.

CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

	April 30,	July 31,
	2006	2005
CURRENT ASSETS	(Unaudited)
Cash	$136	$184,974
Marketable securities	0	37,500

Total Current Assets	$136	$222,974

OTHER ASSETS
Deposits for land Acquisition	217,918	0
Security deposits	500	500

Total Other Assets	218,418	500

Total Assets	$218,554	$222,974

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

LIABILITIES
Accounts payable	$26,699	$11,587
Accrued interest	26,586	15,317
Federal and State income taxes payable	2,452	2,452
Due to officers and shareholders	0	1,000
Convertible promissory notes	297,000	589,000

Total Liabilities	$352,737	$619,356

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized 120,000,000 Shares; none issued and outstanding	0	0
Common stock, $0.001 par value; 300,000,000 shares authorized; 4,264,705 and 3,387,196 issued and outstanding at April 30, 2006 and July 31, 2005.	4,265	3,387
Additional paid in capital.	600,667	69,545
Accumulated deficit.	(739,115)	(469,314)

Total Stockholders’ Deficit	(134,183)	(396,382)

Total Liabilities and Stockholders’ Deficit	$218,554	$222,974

See accompanying notes to consolidated financial statements.

WAH KING INVEST CORP. AND SUBSIDIARY

CONDENSES CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2005 AND 2004 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$—	$—	$1,263	$—

EXPENSES
Administrative expenses	44,391	47,924	308,738	44,651
Expenses incurred in seeking acquisitions	—	—	50,000	—

Total Expenses	44,391	47,924	358,738	44,651

OTHER INCOME (EXPENSES)
Net realized gain (expense) on marketable securities	—	—	127,400	—
Net unrealized loss on marketable securities	—	(4,000)	—	(110,500)
Interest Income	—	—	23,307	—
Interest Expense	(19,826)	—	(34,576)	—

Total Other Income (Expenses)	(19,826)	(4,000)	116,131	(110,500)

NET INCOME (LOSS) BEFORE TAXES	(64,217)	(51,924)	(241,344)	(155,151)

INCOME TAX EXPENSE	—	—	—	—

NET INCOME (LOSS)	$(64,217)	$(51,924)	$(241,344)	$(155,151)

NET INCOME (LOSS) PER COMMON SHARES
Basic and Diluted	$(0.02)	$(0.01)	$(0.06)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,264,705	3,919,844	3,751,626	3,058,657

See accompanying notes to consolidated financial statements.

WAH KING INVEST CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

	For the Nine Months Ended
	April 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$(241,344)	$94,040
Deduct: Distribution of shares of Blue Ribbon to shareholders	(28,457)	—
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Decrease in marketable securities	37,500	—
Increase in deposit for land acquisition	(217,918)	—
Increase in other current assets	—	(94,500)
Increase (decrease) in accounts payable	15,112	(16,807)
Increase in accrued interest	11,269	—
Increase in income taxes payable		17,267

Net Cash Used in Operating Activities	(423,838)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible promissory notes	240,000	—
Due to officer and shareholder	(1,000)	—

Net Cash Provided from Financing Activities	239,000	—

DECREASE IN CASH	(184,838)	—

CASH BEGINNING OF PERIOD	184,974	20

CASH END OF PERIOD	$136	$20

SUPPLEMENTAL CASH FLOW INFORMATION:
Issuance of 877,509 shares of common stock to Convert promissory notes	$532,000

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

WAH KING INVEST CORP.
(Registrant)

Date: June 21, 2006	By: /s/ JERRY GRUENBAUM
Jerry Gruenbaum
Chief Executive Officer and
Chairman of the Board
(Duly Authorized Officer)

Date: June 21, 2006	By: /s/ NATHAN LAPKIN
Nathan Lapkin
President and Chief
Financial Officer and Director
(Principal Financial
and Accounting Officer)