Form 10KSB
period 2006-07-31
ROYAL INVEST INTERNATIONAL CORP.
filed 2007-07-27
CIK 1079574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED JULY 31, 2006

ROYAL INVEST INTERNATIONAL CORP.
(Name of small business issuer in its charter)

Delaware	98-0215778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1350 Avenue of the Americas, 24th Fl
New York, New York 10019-4702
(Address of principal executive offices) (Zip Code)

203.557.3845
(Issuer’s telephone no.)

WAH KING INVEST CORP.
J.C. Beetslaan 153-155
2131 AL Hoofddorp, The Netherlands
(Former Name or Former Address, if changed since last report

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. 

Issuer’s revenues for its most recent fiscal year ended July 31, 2006 were:                                                                                                                               $0

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the registrant as of July 27, 2007, was approximately: $593,702 at $0.25 price per share.  Number of shares of the registrant’s common stock outstanding as of July 27, 2007 was: 11,240,573

Transfer Agent as of July 27, 2007:                                                                  Interwest Transfer Co., Inc.
                         1981 East 4800 South, Suite 100
                              Salt Lake City, UT 84117

ROYAL INVEST INTERNATIONAL CORP.
FORM 10-KSB

PART I

ITEM 1           DESCRIPTION OF BUSINESS

INTRODUCTION

FORWARD-LOOKING STATEMENTS. This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. In addition, the Company (Royal Invest International Corp, a Delaware corporation) may from time to time make oral forward-looking statements.  Actual results are uncertain and may be impacted by many factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to revenues, expenses and operating results include without imitation; cycles of customer orders, general economic and competitive conditions and changing customer trends, technological advances and the number and timing of new product introductions, shipments of products and components from foreign suppliers, and changes in the mix of products ordered by customers. As a result, the actual results may differ materially from those projected in the forward-looking statements.

Because of these and other factors that may affect the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

(A)            THE COMPANY

The Company was incorporated in the State of Delaware as part of a reorganization on May 2, 2005.  In January 2007 the Company changed its name to Royal Invest International Corp. (“Royal Invest”) and trades on the OTC under the stock symbol “RIIC”.  The Company was originally organized on October 30, 1980, under the laws of the State of Florida as C.N.W. Corp.  The Company did not have any activity before 1998 and, accordingly, commencement of its development stage is considered to be at the beginning of 1998.  On July 21, 1998, the Company increased its capitalization from 1,000 common shares to 50,000,000 common shares. The par value was changed from $1 to $0.001.  On July 21, 1998, the Company changed its name to C.N.W of Orlando Inc., and on December 28, 1998 it changed its name to GlobalNetCare, Inc.  The company's direction and sole activities were to operate in Canada a medical Website.  The medical Website never totally developed.

On September 12, 2000, the Company acquired all the issued and outstanding shares of Cor-Bit Peripherals Inc. and BusinessWay Computer Centers Inc.  On January 31, 2001 GlobalNetCare changed its name to BusinessWay International Corporation.  By 2004 the company had no operating businesses.

On December 6, 2004 the Company changed its name to ICBS International Corp., reversed split all the Company’s issued shares on a five for one basis, and acquired Inter Canadian Business Services Ltd. also known as Service D’affaires Inter Canadian Ltee of Westmont, Quebec, Canada including its subsidiary Puritan Securities, Inc. of New York, New York, an SEC registered broker-dealer and a member of the NASD for 86,173,987 newly issued shares subject to voting restrictions and performance conditions.  On February 14, 2005 the acquisition of Inter Canadian Business Services Ltd. was cancelled, and the Company acquires back Puritan Securities, Inc. of New York, New York for 17,909,507 newly issued shares.  These shares were not subject to any voting restrictions or performance conditions.  In addition all outstanding Class A Special Voting Shares were converted to common and the series was eliminated.

On May 9, 2005 the Company was acquired and merged into Wah King Invest Corp., a Delaware corporation in a corporate reorganization.  In addition, the Company reversed split all its issued shares on a ten for one basis.

On November 15, 2005 a majority of the shareholders of record by special meeting of the shareholders approved the sale of the Company’s subsidiary Puritan Securities, Inc. to Blue Ribbon International Corp., an OTC publicly traded company that thereafter changed its name to Puritan Financial Group, Inc. (hereinafter “Puritan Financial”) for 37,500,000 preferred shares of Puritan Financial which were converted to 7,500,000 common shares of Puritan Financial after a 5 to 1 reverse.  On November 15, 2005 the Company issued the Puritan Financial shares as a stock dividend to its shareholders of record on November 21, 2005.

On January 26, 2007 the Company focus changed.  On that date the Company changed its European consultants and began negotiations for the acquisition of properties and building facilities in The Netherlands and Germany.  As a consequence of the change, the Company changed its name to its current name Royal Invest International Corp.

Unless the context indicates otherwise, the terms “Company,” “Corporate”, “Royal Invest,” and “we” refer to Royal Invest International Corp. and its subsidiary. Our executive offices are located at 1350 Avenue of the Americas, 24th Floor, New York, NY 10019-4702.

(B)           BUSINESS DEVELOPMENT

History and Description:

The Company was incorporated in the State of Delaware as part of a reorganization on May 2, 2005.  In January 2007 the Company changed its name to Royal Invest International Corp. (“Royal Invest”) and trades on the OTC under the stock symbol “RIIC”.  The Company was originally organized on October 30, 1980, under the laws of the State of Florida as C.N.W. Corp. On February 1, 1981, the Company issued 1,000 shares of its $1 par value common stock for services of $1,000. The Company did not have any activity before 1998 and, accordingly, commencement of its development stage is considered to be at the beginning of 1998.  On July 21, 1998, the Company increased its capitalization from 1,000 common shares to 50,000,000 common shares.  The par value was changed from $1 to $0.001.  On July 21, 1998, the Company changed its name to C.N.W of Orlando Inc., and on December 28, 1998 it changed its name to GlobalNetCare, Inc.  The company's direction and sole activities were to operate in Canada with the creation of its wholly owned Canadian subsidiaries.  On February 3, 1998, the Company incorporated its wholly owned subsidiary, 3423336 Canada Ltd., a Canadian company, to develop a medical Website.  However, the anticipated plans and operations of the Company for its medical Website have not and will not be achieved or pursued further.  Due to its inability to generate sufficient revenues from these operations, the management had decided to pursue a different course and line of business.

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

On May 9, 2005 the Company was acquired and merged into Wah King Invest Corp., a Delaware corporation in a corporate reorganization.  In addition, the Company reversed split all its issued shares on a ten for one basis.

On November 15, 2005 a majority of the shareholders of record by special meeting of the shareholders approved the sale of the Company’s subsidiary Puritan Securities, Inc. to Blue Ribbon International Corp., an OTC publicly traded company that thereafter changed its name to Puritan Financial Group, Inc. (hereinafter “Puritan Financial”) for 37,500,000 preferred shares of Puritan Financial which were converted to 7,500,000 common shares of Puritan Financial after a 25 to 1 reverse.  On November 15, 2005 the Company issued the Puritan Financial shares as a stock dividend to its shareholders of record on November 21, 2005.

On January 26, 2007 the Company focus changed.  On that date the Company changed its European consultants and began negotiations for the acquisition of properties and building facilities in The Netherlands and Germany.  As a consequence of the change, the Company changed its name to its current name Royal Invest International Corp.

(C)            BUSINESS

On November 15, 2005 the former subsidiary, Puritan Securities, Inc., was sold to Puritan Financial, and the Company issued the Puritan Financial shares as a stock dividend to its shareholders of record on November 21, 2005.  Prior, on February 12, 2005, the Company entered into an agreement with Puritan Securities, Inc. and issued 17,909,507 shares of its common stock to acquire it.  In connection with the merger, Puritan Securities, Inc. became a wholly owned subsidiary of the Company.  Prior to the merger and after the spin-out, the Company was a non-operating “shell” corporation.

The Company on December 29, 2006, acquired two Dutch “shell” corporations which became wholly owned subsidiaries of the Company.  The shell corporations have no assets or liabilities.  The shell corporations will be utilized to acquire the investment properties and to account for the operation of the applicable properties.

On January 26, 2007, the Company filed an amendment with the Secretary of State of the state of Delaware to change the name of the Company from Wah King Invest Corp. to Royal Invest International Corp.

   On February 16, 2007, the Company signed a Letter of Intent to acquire a Class A commercial property in Badhoevedorp, The Netherlands, having a total of 2,246 square meters (approximately 24,176 square feet) from Mr. Nielkanth Baldewpersad Tewarie for a total price of €3,475,000 (US$ 4,726,000) (excluding the turnover tax).  The acquisition closing is still pending subject to obtaining bank financing for the property.

                   On March 13, 2007, the Company signed a Letter of Intent to acquire Class A commercial property in Assen, The Netherlands with a total of 34,756 square meters (approx. 374,113 square feet) from Muermans Vastgoed 46 BV for a total renegotiated price of €24,311,000 (US$ 33,062,960)(excluding the buyers cost for legal transfers).  The closing is still pending subject to obtaining bank financing for the properties.  Part of the acquisition price will be paid in shares of the Company’s common stock, which is yet to be determined.

                   On May 25, 2007, the Company signed a Letter of Intent to acquire Class A commercial properties in the Netherlands and Germany with a total of 45,784 square meters (approx. 492,818 square feet) from Machine Transport Midden Nederland BV, FVG BV, Emile-Staete BV and Rico Staete for a total renegotiated price of €37,666,000 (US$ 51,225,760) (excluding the buyers cost for legal transfers).  The closing is still pending subject to obtaining bank financing for the properties.  Part of the acquisition price will be paid in shares of the Company’s common stock which is yet to be determined.

STRATEGY

Our business strategy is to acquire commercial real estate in Europe in very good locations and to transform them to Class A properties.  Sustainable growth of the Dutch and German commercial real estate market has bottomed out to a state of minor growth.  The main reason for this trend is the small and medium enterprises in the Netherlands and Germany are having great difficulties in finding suitable commercial real estate space to buy or lease.  The combination of online (virtual) and offline (physical) business has changed the way companies interact and collaborate with each other and their customers.  Shorter time to market cycles and lower margins are forcing companies to specialize in a specific field and outsource all non-specific business process and services.  The uniqueness of the Company’s concept is that we can cater for a growing demand for sector specific complimentary business services combined with suitable commercial real estate – also on a short lease basis.  The current competition is only offering bare square meters instead of square meters in combination with value added services and close proximity of peer companies.

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

These forward-looking statements are based on current expectations, and we will not update this information other than required by law.  Therefore, the actual experience of Royal Invest International Corp. (“Company”), and results achieved during the period covered by any particular projections and other forward-looking statements should not be regarded as a representation by the Company, or any other person, that we will realize these estimates and projections, and actual results may vary materially.  We cannot assure you that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.  Section 27A(b)(1)(C) of the Securities Act and Section 21E(b)(1)(C) provide that the safe harbor for forward looking statements does not apply to statements made by companies such as ours that issue penny stock.

ITEM 2.             DESCRIPTION OF PROPERTY

The following properties are used in the operation of our business:

Our principal executive and administrative offices are located at 1350 Avenue of the Americas, 24th Floor, New York, New York 10019-4702, in the United States of America.  We pay no rent at this time.

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

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 15, 2005 a majority of the shareholders of record by special meeting of the shareholders approved the sale of the Company’s subsidiary Puritan Securities, Inc. to Blue Ribbon International Corp., an OTC publicly traded company that thereafter changed its name to Puritan Financial Group, Inc. (hereinafter “Puritan Financial”) for 37,500,000 preferred shares of Puritan Financial which were converted to 7,500,000 common shares of Puritan Financial after a 25 to 1 reverse.  On November 15, 2005 the Company issued the Puritan Financial shares as a stock dividend to its shareholders of record on November 21, 2005.

On January 26, 2007 a majority of the shareholders of record by special meeting of the shareholders approved to change the name of the Company from Wah King Invest Corp. to our current name Royal Invest International Corp.

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On July 27, 2007, there were approximately 115 shareholders of record of our common stock.  Our common stock currently is available for trading on the OTC under the symbol “RIIC.”

The Company was formed on October 30, 1980. On November 1, 1999, the Company’s common stock was listed for trading on the OTC originally under the symbol “GBCR.”  The trading market for the Company’s stock is limited and sporadic and should not be deemed to constitute an “established trading market”.  In connection with the change in the Company’s name to BusinessWay International, Inc., the Company’s symbol was changed to “BITL” on February 8, 2001.  In connection with the change of the Company’s name to ICBS International Corp., and the 5 for 1 split the Company’s symbol was changed to “ICBO” on December 9, 2005. In connection with the change of the Company’s name to Wah King Invest Corp. and the 10 for 1 split, the Company’s symbol was changed to “WAHK” on June 9, 2005.

The following table sets forth the range of high and low bid prices of the Company’s common stock during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions.  The information set forth below was provided by NASDAQ Trading & Market Services.

	HIGH	LOW

FISCAL YEAR ENDED JULY 31, 2005

First Quarter – October 31, 2004	2.75	2.00
Second Quarter – January 31, 2005	1.20	1.20
Third Quarter – April 30, 2005	0.70	0.60
Fourth Quarter – July 31, 2005	0.30	0.30

FISCAL YEAR ENDED JULY 31, 2006

First Quarter – October 31, 2005	0.30	0.25
Second Quarter – January 31, 2006	1.01	0.17
Third Quarter – April 30, 2006	0.97	0.10
Fourth Quarter – July 31, 2006	0.85	0.10

FISCAL YEAR ENDED JULY 31, 2007(1)
First Quarter – October 31, 2006	0.83	0.15
Second Quarter – January 31, 2007	0.60	0.10
Third Quarter – April 30, 2007	0.15	0.10

(1)	On the 26th of January 2007, the Company as filed on Form 8-K approved changing the fiscal year from July 31, to December 31to reflected with the filing of the Form 10-KSB for December 31, 2006.

The closing bid price for the common stock as reported by the OTC on July 26, 2007 was $0.25.

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

Recent Sales of Unregistered Securities

The following is information for all securities that the Company sold during its current fiscal year ended July 31, 2006.  Information with respect to previously reported sales prior to August 1, 2005 may be found in the Company’s prior year filings.

During the period March 1, 2005 to July 31, 2005, the Company issued convertible promissory notes aggregating $589,000. The notes are unsecured and bear interest at a rate of 10% per annum. The principal and interest is due June 27, 2006.  On November 16, 2005 a majority holders of the outstanding notes opted to convert the principal and interest on their notes into common shares of the Company at $0.75 per share.  The Company converted $542,067 of notes plus interest into 849,176 shares of common stock.

During the period January 1, 2006 to March 31, 2006, the Company issued additional convertible promissory notes aggregating $220,000.  The notes are unsecured and bear interest at a rate of 10% per quarter.  The principal and interest is due 90 days after the issuance of the notes, but automatically renews and continues to accrue interest.

All outstanding notes are currently in default.

In May 2006 the Company repaid $30,000 of the principal on remaining outstanding notes.

Subsequent Event

On June 5, 2007, the Company sold 5,000,000 shares of the Company's common stock for Five Hundred Thousand Dollars ($500,000) to Mr. Harry Muermans.  To date Mr. Muermans has paid $250,000; the remaining $250,000 is being treated as a subscription receivable.  As a result of the above transaction, Mr. Muermans has become the Company’s largest shareholder, owing greater than 50% of the issued and outstanding shares of the Company.

On July 23, 2007, the Compans issued 987,934 shares of the Company's common stock each to Jerry Gruenbaum and Nathan Lapkin as compansation for services rendered to date valued at $0.10 per share for a total of 1,883,410 shares valued at $98,793 each.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

The following discussion should be read in conjunction with the financial statements for the period ended July 31, 2006 included with this Form 10-KSB.

The following discussion and analysis provides certain information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the year ended July 31, 2006.  This discussion and analysis should be read in conjunction with the Company’s financial statements and related footnotes.

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

The Company was incorporated in the State of Delaware as part of a reorganization on May 2, 2005.  In January 2007 the Company changed its name to Royal Invest International Corp. (“Royal Invest”) and trades on the OTC under the stock symbol “RIIC”.  The Company was originally organized on October 30, 1980, under the laws of the State of Florida as C.N.W. Corp.  The Company did not have any activity before 1998 and, accordingly, commencement of its development stage is considered to be at the beginning of 1998.  On July 21, 1998, the Company increased its capitalization from 1,000 common shares to 50,000,000 common shares. The par value was changed from $1 to $0.001.  On July 21, 1998, the Company changed its name to C.N.W of Orlando Inc., and on December 28, 1998 it changed its name to GlobalNetCare, Inc.  The company's direction and sole activities were to operate in Canada a medical Website.  The medical Website never totally developed.

On September 12, 2000, the Company acquired all the issued and outstanding shares of Cor-Bit Peripherals Inc. and BusinessWay Computer Centers Inc.  On January 31, 2001 GlobalNetCare changed its name to BusinessWay International Corporation.  By 2004 the company had no operating businesses.

On December 6, 2004 the Company changed its name to ICBS International Corp., reversed split all the Company’s issued shares on a five for one basis, and acquired Inter Canadian Business Services Ltd. also known as Service D’affaires Inter Canadian Ltee of Westmont, Quebec, Canada including its subsidiary Puritan Securities, Inc. of New York, New York, an SEC registered broker-dealer and a member of the NASD for 86,173,987 newly issued shares subject to voting restrictions and performance conditions.  On February 14, 2005 the acquisition of Inter Canadian Business Services Ltd. was cancelled, and the Company acquires back Puritan Securities, Inc. of New York, New York for 17,909,507 newly issued shares.  These shares were not subject to any voting restrictions or performance conditions.  In addition all outstanding Class A Special Voting Shares were converted to common and the series was eliminated.

On May 9, 2005 the Company was acquired and merged into Wah King Invest Corp., a Delaware corporation in a corporate reorganization.  In addition, the Company reversed split all its issued shares on a ten for one basis.

On November 15, 2005 a majority of the shareholders of record by special meeting of the shareholders approved the sale of the Company’s subsidiary Puritan Securities, Inc. to Blue Ribbon International Corp., an OTC publicly traded company that thereafter changed its name to Puritan Financial Group, Inc. (hereinafter “Puritan Financial”) for 37,500,000 preferred shares of Puritan Financial which were converted to 7,500,000 common shares of Puritan Financial after a 25 to 1 reverse.  On November 15, 2005 the Company issued the Puritan Financial shares as a stock dividend to its shareholders of record on November 21, 2005.

On January 26, 2007 the Company focus changed.  On that date the Company changed its European consultants and began negotiations for the acquisition of properties and building facilities in The Netherlands and Germany.  As a consequence of the change, the Company changed its name to its current name Royal Invest International Corp.

Unless the context indicates otherwise, the terms “Company,” “Corporate”, “Royal Invest,” and “we” refer to Royal Invest International Corp. and its subsidiary. Our executive offices are located at 1350 Avenue of the Americas, 24th Floor, New York, NY 10019-4702.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JULY 31, 2006 AND 2005

OVERVIEW

On November 15, 2005 the former subsidiary, Puritan Securities, Inc., was sold to Puritan Financial, and the Company issued the Puritan Financial shares as a stock dividend to its shareholders of record on November 21, 2005.  Prior, on February 12, 2005, the Company entered into an agreement with Puritan Securities, Inc. and issued 17,909,507 shares of its common stock to acquire it.  In connection with the merger, Puritan Securities, Inc. became a wholly owned subsidiary of the Company.  Prior to the merger and after the spin-out, the Company was a non-operating “shell” corporation.

In fiscal year ended July 31, 2006 the company incurred a net operating loss of $338,195 or a loss of ($0.09) per share compared to a net operating loss of $368,375 or a loss of $0.12 per share in fiscal year ended July 31, 2005.  The primary factor contributing to the net earnings loss were from expenses incurred in seeking an acquisition of real estate in Europe.

	2006	2005

Administrative expenses	$107,145	$148,359
Consulting expenses incurred in seeking acquisitions	231,050	200,016
Stock based compensation	-	20,000

Operating Loss	(338,195)	(368,375)

Net Other Expenses	(35,255)	(15,317)

Net Loss Before Taxes from Continuing Operations	(373,450)	(283,692)
Provision for Income Taxes	-	1,000
Net Loss from Continued Operations	(373,450)	(384,692)
Loss from Discontinued Operations	(76,537)	10,888
Loss on Disposal of Discontinued Operations	(32,409)	-
Net Loss	$(482,396)	$(373,804)

SALES

The Company had no revenues for years ended July 31, 2006 and for the year ended July 31, 2005.  The Company incurred operating expenses of $338,195 for the year ended July 31, 2006 and $368,375 for the year ended July 31, 2005.

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

Pre-tax loss before extraordinary item was $(373,450) in fiscal year ended July 31, 2006 and (383,692) in fiscal year ended July 31, 2005.

Corporate and other expenses were $338,195 in fiscal year ended July 31, 2006 as compared to $368,375 in fiscal year ended July 31, 2005 due principally to expenses incurred in seeking an acquisition of real estate in Europe.

LIQUIDITY AND CAPITAL RESOURCES

As presented in the Consolidated Statement of Cash Flows, net cash used in operating activities was $(387,648) in fiscal year ended July 31, 2006.  Working capital requirements are not anticipated to increase substantially in fiscal year ended July 31, 2007.

                The level of capital expenditures is expected to remain the same in fiscal year ended July 31, 2007, and the source of funds for such expenditures is expected to be cash from sale of additional stock.

At July 31, 2006 the Company’s total debt was $336,771 as compared to $619,356 at July 31, 2005.  The Company believes that its funding sources are adequate for its anticipated requirements.

Shareholders’ deficit was $(336,711) at July 31, 2006 compared to $(396,382) at July 31, 2005.  The relative no significant change is due to the increased paid in capital during the year.

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

We are seeking to raise up to additional capital from private investors and institutional investors in the next few months, but there can be no assurance that we will be successful in doing so. If we are not successful in raising any of this additional capital, our current cash resources may not sufficient to fund our current operations.

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

ITEM 7.           FINANCIAL STATEMENTS

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2006 AND 2005

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

CONTENTS
_____________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm	Page 1

Consolidated Balance Sheets	2

Consolidated Statements of Operations	3

Consolidated Statements of Cash Flows	4

Consolidated Statement of Stockholders’ Deficit	6

Notes to Consolidated Financial Statements	7

MEYLER & COMPANY, LLC
Certified Public Accountants
One Arin Park
1715 Highway 35
Middletown, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Royal Invest International Corp. and Subsidiary
Amsterdam, The Netherlands

We have audited the accompanying consolidated balance sheets of Royal Invest International Corp. (Formerly Wah King Invest Corp.) and Subsidiary as of July 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended July 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Invest International Corp. (Formerly Wah King Invest Corp.) and Subsidiary as of July 31, 2006 and 2005 and the results of its operations, and its cash flows for each of the two years in the period ended July 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has an accumulated deficit of $951,710 and a negative working capital of $336,711 at July 31, 2006, and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

See also Note C as to funds not accounted for.

                                                                                                                                           /s/ Meyler & Company, LLC

Middletown, NJ
July 15, 2007

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

CONSOLIDATED BALANCE SHEETS

	July 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash	$60	$179,708
Assets from discontinued operations	-	43,266
Total current assets	60	222,974

TOTAL ASSETS	$60	$222,974

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$16,090	$730
Income taxes payable	2,452	2,452
Due to related party	12,724	1,000
Convertible promissory notes payable	285,000	589,000
Accrued interest	20,505	15,317
Liabilities from discontinued operations	-	10,857
Total current liabilities	336,771	619,356

STOCKHOLDERS’ DEFICIT
Class A special voting stock, no par value; 120,000,000
shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares
authorized; 4,236,372 and 3,387,196 issued and
outstanding at July 31, 2006 and 2005, respectively	4,236	3,387
Additional paid-in capital	610,763	69,545
Accumulated deficit	(951,710)	(469,314)
Total Stockholders’ Deficit	(336,711)	(396,382)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$60	$222,974

See accompanying notes to consolidated financial statements.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	July 31,
	2006	2005

EXPENSES
Administrative expenses	$107,145	148,359
Consulting expenses incurred in seeking acquisitions	231,050	200,016
Stock based compensation	-	20,000
Total Expenses	338,195	368,375

OPERATING LOSS	(338,195)	(368,375)

OTHER EXPENSES
Interest Expense	(35,255)	(15,317)
Total Other Expenses	(35,255)	(15,317)

NET LOSS BEFORE TAXES AND DISCONTINUED OPERATIONS	(373,450)	(383,692)

PROVISION FOR INCOME TAXES		1,000

LOSS FROM CONTINUING OPERATIONS	(373,450)	(384,692)

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations	(76,537)	10,888
Loss on disposal of discontinued operations	(32,409)	-
	(108,946)	10,888

NET LOSS	$(482,396)	$(373,804)

NET INCOME (LOSS) PER COMMON SHARE-Basic and Diluted
From continuing operations	$(0.09)	$(0.12)
From discontinued operations	(0.03)	0.01
	$(0.12)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	3,896,440	3,346,209

See accompanying notes to consolidated financial statements.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

CONSOLIATED STATEMENTS OF CASH FLOWS

	For the years ended
	July 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(482,396)	$(373,804)
Income (loss) from discontinued operations	(108,946)	10,888
	(373,450)	(384,692)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock based compensation		20,000
Loss on disposal of Puritan Securities, Inc.	32,409
Net change in operating assets and liabilities, net of discontinued operations
Accounts payable	15,360	(72,815)
Accrued interest	35,255	15,317
Federal and state income taxes payable	-	1,000
Due to related party	11,724	1,000
Net Cash Used in Continuing Operating Activities	(278,702)	(420,190)
Income (loss) from Discontinued Operations	(108,946)	10,888
Net cash used in Operating Activities	(387,648)	(409,302)

Cash contributions from stockholders
Repayment of convertible promissory notes	(30,000)	(20,000)
Issuance of convertible promissory notes	238,000	609,000
Net Cash Provided from Financing Activities	208,000	589,000

INCREASE (DECREASE) IN CASH	(179,648)	179,698

CASH BEGINNING OF YEAR	179,708	10

CASH END OF YEAR	$60	$179,708

SUPPLEMENTAL CASH FLOWS INFORMATION
NON-CASH TRANSACTIONS

Conversion of promissory notes and interest to common stock	$542,067

Issuance of 55,000 shares of common stock to settle accounts payable		$49,601

See accompanying notes to consolidated financial statements.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY (FORMERLY WAH KING INVEST CORP.)

STATEMENT OF CONSOLIDATED STOCKHOLDERS’ DEFICIT

For the Year Ended July 31, 2006

	Capital Stock		Additional		Total
	Common		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit

Balance at July 31, 2004	3,331,696	$3,331		$(95,510)	$(92,179)

Issuance of common stock to settle
professional fees valued at
$49,651	5,500	6	$49,595		49,601

Issuance of common stock to
Brokers in connection with the
placement of convertible
promissory notes at $0.04 per share	50,000	50	19,950		20,000

Net loss for year ended July 31, 2005				(373,804)	(373,804)

Balance at July 31, 2005	3,387,196	3,387	69,545	(469,314)	(396,382)

Conversion of Promissory Notes and accrued interest to common stock at an average price of $0.64 per share	849,176	849	541,218		542,067

Net loss for the year ended July 31, 2006				(482,396)	(482,396)

Balance, July 31, 2006	4,236,372	$4,236	$610,763	$(951,710)	$(336,711)

See accompanying notes to consolidated financial statements.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

NOTE A  NATURE OF BUSINESS, REVERSE MERGER, REVERSE STOCK SPLIT AND GOING CONCERN

Nature of Business

Royal Invest International Corp. (Formerly Wah King Invest Corp.) and Subsidiary (the “Company”), a Delaware corporation, is currently in negotiation for the acquisition of properties and building facilities in The Netherlands and Germany.  Its former subsidiary, Puritan Securities, Inc., a broker-dealer registered with the Securities and Exchange Commission (SEC) and member of the National Association of Securities Dealers (NASD) was spun out of the company on November 15, 2005.

Reverse Merger/Spin Out

On November 15, 2005 the former subsidiary, Puritan Securities, Inc., was spun out of Royal Invest International Corp. and the shares distributed to shareholders of record as of November 21, 2005.  Previously, on February 12, 2005, Royal Invest International Corp. (formerly Wah King Invest Corp., formerly ICBS International Corp.) entered into an agreement with Puritan Securities, Inc. and issued 17,909,507 shares of its common stock to acquire Puritan Securities, Inc.  In connection with the merger, Puritan Securities, Inc. became a wholly owned subsidiary of ICBS International Corp.  Prior to the merger, Royal Invest International Corp. was a non-operating “shell” corporation.  Pursuant to Securities and Exchange Commission rules, the merger of a private operating company, Puritan Securities, Inc., into a non-operating public shell corporation, with nominal net assets, is considered a capital transaction.  At the time of the merger, the officers and directors of ICBS International Corp. resigned and were replaced with the officers and directors of Puritan Securities, Inc.  For financial statement presentation purposes, the merger has been reflected in the financial statements as though it occurred on July 31, 2004.  Since the merger is a recapitalization and not a business combination, pro forma information is not presented.

Reverse Stock Split

On June 20, 2005, the stockholders’ approved a 10 for 1 reverse split of its common stock.  Accordingly, all share and per share figures have been retroactively adjusted to account for the reverse split.

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of $951,710, and a negative working capital, of $336,711 at July 31, 2006. Management’s plans include the seeking of a merger with a profitable private company, the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and the generating of revenue through such businesses. Failure to raise adequate capital, seek a merger candidate and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

NOTE B  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Consolidated Financial Statements

The consolidated financial statements include the Company and its former wholly owned subsidiary, Puritan Securities, Inc.  All significant intercompany transactions and balances have been eliminated in consolidation.

Stock-Based Compensation

The Company accounts for stock based compensation using the fair value method.

The Company accounts for stock issued for services using the fair value method. In accordance with Emerging Issues Task Force (“EITF”) 96-18, the measurement date of shares issued for services is the date at which the counterparty’s performance is complete.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for the Company’s fiscal year beginning April 1, 2007, with earlier adoption permitted. The Company is currently evaluating the potential impact, if any, that the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

NOTE B  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined what impact, if any, that adoption will have on our results of operations, cash flows or financial position.

NOTE C FUNDS NOT ACCOUNTED FOR

Due to a dispute with the Company’s European consultants, who received $431,066 in wire funds intended for the purchase of European properties, management was unable to determine how the funds were spent.  Accordingly, these amounts were written-off to consulting expense, $231,050 in 2006 and $200,016 in 2005.

NOTE D DISPOSAL OF PURITAN SECURITIES

On November 15, 2005 the former subsidiary, Puritan Securities, Inc., was spun out of Royal Invest International Corp. and distributed said shares to shareholders of record as of November 21, 2005.

This sale has been accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The results of operations of Puritan Securities, Inc. for the current and prior periods have therefore been reported as discontinued operations.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

NOTE D DISPOSAL OF PURITAN SECURITIES (CONTINUED)

Operating results for Puritan Securities, Inc. are summarized as follows:

	For the year ended
	July 31,
	2006	2005
REVENUES - consulting	$1,263	$24,726

EXPENSES
Administrative expenses	205,200	11,338
Total Expenses	205,200	11,338

OPERATING INCOME (LOSS)	(203,937)	13,388

OTHER INCOME (EXPENSES)
Net realized gain on marketable securities	127,400
Net unrealized loss on marketable securities		(2,500)
Total Other Income (Expenses)	127,400	(2,500)

NET INCOME (LOSS) BEFORE TAXES	(76,537)	10,188

PROVISION FOR INCOME TAXES	-	-

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(76,537)	$10,888

NOTE E CONVERTIBLE PROMISSORY NOTES

During the period March 1, 2005 to July 31, 2005, the Company issued convertible promissory notes aggregating $589,000. The notes are unsecured and bear interest at a rate of 10% per annum. The principal and interest is due June 27, 2006.  On November 16, 2005, a majority holders of the outstanding notes opted to convert the principal and interest on their notes into common shares of the Company at $0.75 per share.  The Company converted $542,067 of notes plus interest into 849,176 shares of common stock.

During the period January 1, 2006 to March 31, 2006, the Company issued additional convertible promissory notes aggregating $220,000.  The notes are unsecured and bear interest at a rate of 10% per quarter.  The principal and interest is due 90 days after the issuance of the notes, but automatically renews and continues to accrue interest.

All outstanding notes are currently in default.

In May 2006 the Company repaid $30,000 of the principal on remaining outstanding notes.

NOTE F RELATED PARTY TRANSACTIONS

An officer and principal shareholder of the Company advanced the Company $12,724 and $1,000 at 2006 and 2005 respectively. The advances are non-interest bearing and have no stated maturity date.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

NOTE G STOCKHOLDERS’ DEFICIT

During the period  March 1, 2005 to July 31, 2006, the Company issued 849,176 shares of its common stock in connection with the conversion of $589,000 of convertible promissory notes and the related accrued interest.  The notes were converted at $0.75 per share.  When calculating the related accrued interest, the average conversion rate was $0.64 per share.

NOTE H INCOME TAXES

The Company has adopted Financial Accounting Statement No. 109 (SFAS No. 109). Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At July 31, 2006 and 2005, these differences resulted in a deferred tax asset of approximately $288,000 and $141,000 respectively.  SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at July 31, 2006 and 2005.

The Company’s net operating loss carry forwards amounted to approximately $950,000 at July 31, 2006, which will expire in the year 2025.

Significant components of the Company’s deferred total liabilities and assets as of July 31, 2006 and 2005 are as follows:

	For the year ended
	July 31,
	2006	2005

Deferred tax liabilities	$-	$-

Net Operating loss carryforward	288,000	141,000
Valuation allowance for deferred tax asset	(288,000)	(141,000)
Deferred tax asset	$-	$-

The Company’s effective tax rate of 0% for the year ended July 31, 2006 and 2005 was different from the statutory rate of 30% due to valuation allowance.

NOTE I LEASE COMMITMENTS

After the Company spun out Puritan Securities, the Company no longer assumed the month to month lease for its administrative offices, which was for monthly rent is $500.

Also, after the Company spun out Puritan Securities, the Company no longer paid operating leases for automobiles, which had commenced March 8, 2005 and would require payment for 48 months at $968 per month.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

NOTE J SUBSEQUENT EVENTS

On January 26, 2007, the Company filed an amendment with the Secretary of State of the state of Delaware to change the name of the Company from Wah King Invest Corp. to Royal Invest International Corp.

On February 16, 2007, the Company signed a Letter of Intent to acquire a Class A commercial property in Badhoevedorp, The Netherlands, having a total of 2,246 square meters (approximately 24,176 square feet) from Mr. Nielkanth Baldewpersad Tewarie for a total price of €3,475,000 (US$ 4,726,000) (excluding the buyers cost for legal transfers).  The closing is still pending subject to obtaining bank financing for the property.

On March 13, 2007, the Company signed a Letter of Intent to acquire Class A commercial property in Assen, The Netherlands with a total of 34,756 square meters (approx. 374,113 square feet) from Muermans Vastgoed 46 BV for a total renegotiated price of €24,311,000 (US$ 33,062,960) (excluding the buyers cost for legal transfers).  The closing is still pending subject to obtaining bank financing for the properties.  Part of the acquisition price will be paid in shares of the Company’s common stock, which is yet to be determined.

On May 25, 2007, the Company signed a Letter of Intent to acquire Class A commercial properties in the Netherlands and Germany with a total of 45,784 square meters (approx. 492,818 square feet) from Machine Transport Midden Nederland BV, FVG BV, Emile-Staete BV and Rico Staete for a total renegotiated price of €37,666,000 (US$ 51,225,760) (excluding the buyers cost for legal transfers).  The closing is still pending subject to obtaining bank financing for the properties.  Part of the acquisition price will be paid in shares of the Company’s common stock which is yet to be determined.

On June 5, 2007, the Company sold Five Million (5,000,000) shares of the Company’s common stock for Five Hundred Thousand Dollars ($500,000) to Mr. Harry Muermans.  As a result of the above transaction, Mr. Muermans has become the Company’s largest shareholder, owing greater than 50% of the issued and outstanding shares of the Company.

The Company on December 29, 2006, acquired two Dutch “shell” corporations which became wholly owned subsidiaries of the Company.  The shell corporations have no assets or liabilities.  The shell corporations will be utilized to acquire the investment properties and to account for the operation of the applicable properties.

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

Item 8A.      Controls and Procedures

The Corporation maintains and is currently undertaking actions to improve disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  As of the end of the period covered by this report, the Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation’s disclosure controls and procedures.  As indicated in Note C to the Financial Statements, Management was unable to account for funds sent to the European consultants which were intended for the purchase of properties in Europe. Because of this, Management has determined that there were material deficiencies in its controls and procedures over said funds. A "material weakness" is a reportable condition in which the design or operation of one or more of the specific control components have a defect or defects that could have a material adverse effect on our ability to record, process, summarize and report financial data in the financial statements in a timely manner. Such material weakness relates in this situation to management's failure to take adequate steps to insure a complete accounting of all funds sent to the Company's European consultants. While we believe we have adequate policies to cover disbursement of funds overseas, we believe implementation of these policies should be improved. The impact of the preceding condition was relevant to the years ended July 31, 2005 and 2006. In order to alleviate this weakness, management intends to re-evaluate its policies relating to the disbursement of funds overseas and to engage additional accounting personnel both in the U.S. and Europe to document the disbursement of all funds intended for investment.

Item 8B.      Other Information

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of the Company and its subsidiaries, as of July 17, 2007, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors.  The officers serve at the will of the Board of Directors.

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

Name	Age	With Company Since	Director/Position
Jerry Gruenbaum	52	02/2005	Chief Executive Officer, Chairman of the Board, and Director

Nathan Lapkin	41	02/205	Secretary, President, Director, and Chief Financial Officer

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

The following table sets forth compensation paid to the most highly compensated executive officers for the fiscal years ended July 31, 2005.

Name / Position	Year	Salary	Bonus	Stock	Other	Total
Jerry Gruenbaum
Chairman and CEO	2006	$0	$0	0	$0	$0
	2005	0	0		0	0
Nathan Lapkin
Secretary, and Chief Financial Officer	2006	$0	$0	0	$0	$0
	2005	0	0			0

Compensation Agreements

The Company has an employment agreement with Jerry Gruenbaum and Nathan Lapkin for a total of €12,000 per month on a year to year basis starting June 2007.

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

Security Ownership of Beneficial Owners (1):

Title of Class	Name	Shares	Percent (1)
Common Stock	Fabrice Zambito	320,000	2.85%

	Muermans Vast Goed Roermond BV	5,000,000	44.48%

	Pinnacle Associates, LLC	1,883,410	16.76%

	Grassy Knoll Associates, LLC	1,167,934	10.39%

	Amstel Holdings BV Ltd	8,371,344	74.47%

(1)           Based on 11,240,573 common shares outstanding as of July 27, 2007.

Security Ownership of Management:

Title of Class	Name	Shares		Percent (1)

Common Stock	Jerry Gruenbaum	1,883,410	(2)	16.76%

	Nathan Lapkin	1,883,410	(3)	16.76%

All Directors and Executive Officers as a group (3 persons)		3,766,820		33.51%

(1)               Based on 11,240,573 common shares outstanding as of July 27, 2007.

(2)
Jerry Gruenbaum owns no shares of the Company directly.  He is attributed to owning all of the 1,167,934 shares owned by Grassy Knoll Associates LLC and the 715,476 shares owned by Amstel Holdings BV Ltd, which is owned by a related party to him.

(3)	Nathan Lapkin owns no shares of the Company directly. He is attributed to owning all of the 895,476 shares owned by Pinnacle Associates LLC, which is owned by a related party to him.

Changes in Control

On June 5, 2007, the Company sold Five Million (5,000,000) shares of Company common stock for Five Hundred Thousand Dollars ($500,000) to Mr. Harry Muermans.  To date Mr. Muermans has paid $250,000; the remaining $250,000 is being treated as a subscription receivable.  As a result of the above transaction, Mr. Muermans has become the Company’s largest shareholder, owing greater than 50% of the issued and outstanding shares of the Company.

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

3.10
Amended Certificate of Incorporation of Wah King Invest Corp. to change name tp Royal Invest International Corp. as filed with the Delaware Secreatry of State on Janmuary 26, 2007, iincorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2007

3.11	Bylaws of BusinessWay International Corp.., incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on November 13, 2001.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(c) Reports on Form 8-K:

The Company filed a Form 8-K on December 2, 2005 relating to the sale of Puritan Securities, Inc. to Blue Ribbon Internationa, Inc. now known as Puritan Financial Group, Inc.

The Company filed a Form 8-K on July 10, 2006 relating to the signnig of an Acquisition Agreement with United Real Estate Holdings GmbH.

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

(i) Audit Fees

FIRM	FISCAL YEAR ENDED JULY 31, 2006

Meyler & Company, LLC	$20,000

(ii) Audit Related Fees

None

(iii) Tax Fees

None

(iv) All Other Fees

None

TOTAL FEES

FIRM	FISCAL YEAR ENDED JULY 31, 2006

Meyler & Company, LLC	$20,000

(1)	Based on latest information available on July 17, 2007, the date this report was filed. Final numbers may end up higher.

AUDITFEES.
Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES.
Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”  There were no Audit-Related services provided in fiscal year ended July 31, 2006.

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

 ROYAL INVEST INTERNATIONAL CORP.
             (Registrant)

Date: July 27, 2007                                                                                                    By:  /s/ JERRY GRUENBAUM
          Jerry Gruenbaum
 Chief Executive Officer and
    Chairman of the Board

Date: July 27, 2007                                                                                                    By:  /s/ NATHAN LAPKIN
         Nathan Lapkin
President and Chief Financial Officer
        And Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Jerry Gruenbaum	Jerry Gruenbaum	CEO & Chairman	July 27, 2007
of the Board

/s/Nathan Lapkin	Nathan Lapkin	President, CFO,	July 27, 2007
& Director