Form 10KSB/A
period 2006-07-31
ROYAL INVEST INTERNATIONAL CORP.
filed 2007-07-31
CIK 1079574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the registrant as of July 31, 2007, was approximately: $593,702 at $0.25 price per share.  Number of shares of the registrant’s common stock outstanding as of July 31, 2007 was: 11,240,573

Transfer Agent as of July 31, 2007:                                                                  Interwest Transfer Co., Inc.
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

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On July 31, 2007, there were approximately 115 shareholders of record of our common stock.  Our common stock currently is available for trading on the OTC under the symbol “RIIC.”

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

The closing bid price for the common stock as reported by the OTC on July 31, 2007 was $0.25.

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

On July 23, 2007, the Company issued 987,934 shares of the Company's common stock each to Jerry Gruenbaum and Nathan Lapkin as compansation for services rendered to date valued at $0.12 per share for a total of 1975,868 shares valued at $118,552 each.

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

	2006	2005

Administrative expenses	$107,145	$148,359
Consulting expenses incurred in seeking acquisitions	231,050	200,016
Stock based compensation	-	20,000

Operating Loss	(338,195)	(368,375)

Net Other Expenses	(35,255)	(15,317)

Net Loss Before Taxes from Continuing Operations	(373,450)	(383,692)
Provision for Income Taxes	-	1,000
Net Loss from Continued Operations	(373,450)	(384,692)
Income (Loss) from Discontinued Operations	(76,537)	10,888
Loss on Disposal of Discontinued Operations	(32,409)	-
Net Loss	$(482,396)	$(373,804)

SALES

The Company had no revenues for years ended July 31, 2006 and for the year ended July 31, 2005.  The Company incurred operating expenses of $338,195 for the year ended July 31, 2006 and $368,375 for the year ended July 31, 2005.

INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS

Pre-tax loss before discontinued operations was $(373,450) in fiscal year ended July 31, 2006 and (383,692) in fiscal year ended July 31, 2005.

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

                                                                                                                                           /s/ Meyler & Company, LLC

Middletown, NJ
July 15, 2007 (except as to Note J which is July 30, 2007)

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

(FORMERLY WAH KING INVEST CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2006

NOTE D DISPOSAL OF PURITAN SECURITIES (CONTINUED)

Operating results for Puritan Securities, Inc. are summarized as follows:

	For the year ended
	July 31,
	2006	2005
REVENUES - consulting	$1,263	$24,726

EXPENSES
Administrative expenses	205,200	11,338
Total Expenses	205,200	11,338

OPERATING INCOME (LOSS)	(203,937)	13,388

OTHER INCOME (EXPENSES)
Net realized gain on marketable securities	127,400
Net unrealized loss on marketable securities		(2,500)
Total Other Income (Expenses)	127,400	(2,500)

NET INCOME (LOSS) BEFORE TAXES	(76,537)	10,888

PROVISION FOR INCOME TAXES	-	-

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(76,537)	$10,888

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

On July 23, 2007, the Company issued 987,934 shares of the Company's common stock each to Jerry Gruenbaum and Nathan Lapkin as compansation for services rendered to date valued at $0.12 per share for a total of 1975,868 shares valued at $118,552 each.

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

The directors and officers of the Company and its subsidiaries, as of July 31, 2007, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors.  The officers serve at the will of the Board of Directors.

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

The following table sets forth compensation paid to the most highly compensated executive officers for the fiscal years ended July 31, 2006.

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

(1)           Based on 11,240,573 common shares outstanding as of July 31, 2007.

Security Ownership of Management:

Title of Class	Name	Shares		Percent (1)

Common Stock	Jerry Gruenbaum	1,883,410	(2)	16.76%

	Nathan Lapkin	1,883,410	(3)	16.76%

All Directors and Executive Officers as a group (3 persons)		3,766,820		33.51%

(1)               Based on 11,240,573 common shares outstanding as of July 31, 2007.

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

 ROYAL INVEST INTERNATIONAL CORP.
             (Registrant)

Date: July 31, 2007                                                                                                    By:  /s/ JERRY GRUENBAUM
          Jerry Gruenbaum
 Chief Executive Officer and
    Chairman of the Board

Date: July 31, 2007                                                                                                    By:  /s/ NATHAN LAPKIN
         Nathan Lapkin
President and Chief Financial Officer
        And Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Jerry Gruenbaum	Jerry Gruenbaum	CEO & Chairman	July 31, 2007
of the Board

/s/Nathan Lapkin	Nathan Lapkin	President, CFO,	July 31, 2007
& Director