Form 10QSB
period 2006-10-31
ROYAL INVEST INTERNATIONAL CORP.
filed 2007-08-01
CIK 1079574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT
UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED OCTOBER 31, 2006

ROYAL INVEST INTERNATIONAL CORP.
(Exact name of small business registrant as specified in its charter)

Delaware	000-27097	98-0215778
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

1350 Avenue of the Americas, 24th Fl
New York, New York 10019-4702
(Address of principal executive offices) (Zip Code)

203.557.3845
(Registrant’s telephone no., including area code)

(Former Name or Former Address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]   No [  ]

Number of shares of the registrant’s common stock outstanding as of August 1, 2007 was: 11,240,573

Traditional Small Business Disclosure Format: Yes [ ] No [X]

ROYAL INVEST INTERNATIONAL CORP.

FORM 10-QSB
FOR QUARTER ENDED OCTOBER 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

UNAUDITED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED OCTOBER 31, 2006 AND 2005

CONTENTS
______________________________________________________________________________________

Consolidated Balance Sheets as of October 31, 2006 (Unaudited) and July 31, 2006	Page 1

Consolidated Statements of Operations for the three months ended July 31, 2006 and 2005 (Unaudited)	2

Consolidated Statements of Cash Flows for the three months ended July 31, 2006 and 2005 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2006	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$21	$60
Total current assets	21	60

TOTAL ASSETS	$21	$60

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$36,090	$16,090
Income taxes payable	2,452	2,452
Due to related party	12,724	12,724
Convertible promissory notes payable	285,000	285,000
Accrued interest	27,630	20,505
Liabilities from discontinued operations	-	-
Total current liabilities	363,896	336,771

STOCKHOLDERS’ DEFICIT
Class A special voting stock, no par value; 120,000,000
shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares
authorized; 4,236,372 issued and outstanding
at October 31, 2006 and July 31, 2006, respectively	4,236	4,236
Additional paid-in capital	610,763	610,763
Accumulated deficit	(978,874)	(951,710)
Total Stockholders’ Deficit	(363,875)	(336,711)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21	$60

See accompanying notes to consolidated financial statements.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	October 31,
	2006	2005
		(Restated)
EXPENSES
Administrative expenses	$20,039	$22,363
Expenses incurred in seeking acquisitions	—	50,000

Total Expenses	20,039	72,363

OTHER EXPENSES
Interest Expense	(7,125)	(14,750)
Total Other Expenses	(7,125)	(14,750)

NET LOSS BEFORE TAXES AND DISCONTINUED OPERATIONS	(27,164)	(87,113)

PROVISION FOR INCOME TAXES	—	—

LOSS FROM CONTINUING OPERATIONS	(27,164)	(87,113)

LOSS FROM DISCONTINUED OPERATIONS	—	(1,017)

NET LOSS	$(27,164)	$(88,130)

NET LOSS PER COMMON SHARES- Basic and Diluted
From continuing operations	$(0.01)	$(0.03)
From discontinued operations	—	(0.00)
	$(0.01)	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,236,372	3,387,196

See accompanying notes to consolidated financial statements,.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

CONSOLIATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended
	October 31,
	2006	2005
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,164)	$(88,130)
Loss from discontinued operations	-	(1,017)
	(27,164)	(87,113)
Adjustments to reconcile net loss to net
cash used in operating activities:
Net change in operating assets of discontinued operations		26,409
Net change in operating assets and liabilities,
net of discontinued operations:
Increase in accounts payable	20,000	10,607
Increase in accrued interest	7,125	14,750
Net Cash Used in Continuing Operating Activities	(39)	(35,347)
Loss from discontinued operations	-	(1,017)
Net Cash Used in Operating Activities	(39)	(36,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible promissory notes		9,000
Net Cash Provided by Financing Activities	-	9,000

DECREASE IN CASH	(39)	(27,364)

CASH BEGINNING OF PERIOD	60	179,708

CASH END OF PERIOD	$21	$152,344

See accompanying notes to consolidated financial statements.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2006
(UNAUDITED)

NOTE A     BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in the Royal Invest International Corp., formerly known as Wah King Invest Corp and then known as ICBS International Corp annual report on Form 10-KSB for the year ended July 31, 2006.

NOTE B     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2006
(UNAUDITED)

NOTE B       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses of $27,164 for the three months ended October 31, 2006 and has a stockholders’ deficit of $363,875.  Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C     FUNDS NOT ACCOUNTED FOR

Due to a dispute with the Company’s European consultants, who received $431,066 in wired funds intended for the purchase of European properties, management was unable to determine how the funds were spent.  Accordingly, these amounts were written-off to consulting expense, $231,050 and $200,016 during the years ended July 31, 2006 and 2005, respectively, and are included in the accumulated deficit of $978,874 at October 31, 2006.

NOTE D     CONVERTIBLE PROMISSORY NOTES

During the period March 1, 2005 to July 31, 2005, the Company issued convertible promissory notes aggregating $589,000. The notes are unsecured and bear interest at a rate of 10% per annum. The principal and interest is due June 27, 2006.  On November 16, 2005, a majority of holders of the outstanding notes opted to convert the principal and interest on their notes into common shares of the Company at $0.75 per share.  The Company converted $542,067 of notes plus interest into 849,176 shares of common stock.

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

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2006
(UNAUDITED)

NOTE E      DISPOSAL OF PURITAN SECURITIES

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

Operating results for Puritan Securities, Inc. are summarized as follows:

	For the three months ended
	October 31,
	2006	2005
REVENUES – consulting	$-	$1,260

EXPENSES
Administrative expenses	-	129,677

OPERATING LOSS	-	(128,417)

OTHER INCOME- Net realized gain on marketable securities	-	127,400

NET LOSS BEFORE TAXES	-	(1,017)

PROVISION FOR INCOME TAXES	-	-

LOSS FROM CONTINUING OPERATIONS	$-	$(1,017)

NOTE F         SUBSEQUENT EVENTS

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

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2006
(UNAUDITED)

NOTE F          SUBSEQUENT EVENTS (CONTINUED)

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

On June 5, 2007, the Company sold Five Million (5,000,000) shares of the Company’s common stock for Five Hundred Thousand Dollars ($500,000) to Mr. Harry Muermans.  As a result of the above transaction, Mr. Muermans has become the Company’s largest shareholder, owning greater than 50% of the issued and outstanding shares of the Company.

The Company on December 29, 2006, acquired two Dutch “shell” corporations which became wholly owned subsidiaries of the Company.  The shell corporations have no assets or liabilities.  The shell corporations will be utilized to acquire the investment properties and to account for the operation of the applicable properties.

On July 23, 2007, the Company issued 987,934 shares of the Company's common stock each to Jerry Gruenbaum and Nathan Lapkin as compensation for services rendered to date valued at $0.12 per share for a total of 1,975,868 shares valued at $118,552 each.

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

(D)       STRATEGY

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

ITEM 3.               CONTROLS AND PROCEDURES

    The Corporation maintains and is currently undertaking actions to improve disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  As of the end of the period covered by this report, the Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation’s disclosure controls and procedures.  As indicated in Note C to the Financial Statements for fiscal year ended July 31, 2006, Management was unable to account for funds sent to the European consultants which were intended for the purchase of properties in Europe. Because of this, Management has determined that there were material deficiencies in its controls and procedures over said funds. A "material weakness" is a reportable condition in which the design or operation of one or more of the specific control components have a defect or defects that could have a material adverse effect on our ability to record, process, summarize and report financial data in the financial statements in a timely manner. Such material weakness relates in this situation to management's failure to take adequate steps to insure a complete accounting of all funds sent to the Company's European consultants. While we believe we have adequate policies to cover disbursement of funds overseas, we believe implementation of these policies should be improved. The impact of the preceding condition was relevant to the years ended July 31, 2005 and 2006.  In order to alleviate this weakness, management intends to re-evaluate its policies relating to the disbursement of funds overseas and to engage additional accounting personnel both in the U.S. and Europe to document the disbursement of all funds intended for investment.  There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

    None

    Subsequent Events:

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

    During the period March 1, 2005 to July 31, 2005, the Company issued convertible promissory notes aggregating $589,000. The notes were unsecured and bear interest at a rate of 10% per annum. The principal and interest was due June 27, 2006.  On November 16, 2005 a majority holders of the outstanding notes opted to convert the principal and interest on their notes into common shares of the Company at $0.75 per share.  The Company converted $542,067 of notes plus interest into 849,176 shares of common stock.

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

    All outstanding notes are currently in default.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.OTHER INFORMATION

    None

ITEM 6.                      EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits:

Exhibit 31.1                                Certification of Jerry Gruenbaum, Chairman & CEO
Exhibit 31.2                                Certification of Nathan Lapkin, Director, President & CFO

Exhibit 32.1                                Certification of Jerry Gruenbaum, Chairman & CEO
Exhibit 32.2                                Certification of Nathan Lapkin, Director, President & CFO

(b)            Reports on Form 8-K:

    The Company filed a Form 8-K on September 25, 2006 relating to the Acquisition Agreement with F.V.G. B.V. a Dutch Corporation.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL INVEST INTERNATIONAL CORP.
(Registrant)

Date: August 1, 2007	By: /s/ JERRY GRUENBAUM
Jerry Gruenbaum
Chief Executive Officer and
Chairman of the Board
(Duly Authorized Officer)

Date: August 1, 2007	By: /s/ NATHAN LAPKIN
Nathan Lapkin
President and Chief
Financial Officer and Director
(Principal Financial
and Accounting Officer)