Form 10KSB
period 2006-12-31
ROYAL INVEST INTERNATIONAL CORP.
filed 2007-08-03
CIK 1079574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FIVE MONTHS ENDED DECEMBER 31, 2006

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

Issuer’s revenues for the five months ended December 31, 2006 were:        $0

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the registrant as of August 3, 2007, was approximately: $593,702 at $0.25 price per share.  Number of shares of the registrant’s common stock outstanding as of August 2, 2007 was: 11,240,573

Transfer Agent as of August 3, 2007:                                                                Interwest Transfer Co., Inc.
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

On January 5, 2007 the Company changed its fiscal year from July 31 to December 31.  As a result of that change, the Company is filing this Annual Report for the period between August 1, 2006 and December 31, 2006.

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

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On August 3, 2007, there were approximately 115 shareholders of record of our common stock.  Our common stock currently is available for trading on the OTC under the symbol “RIIC.”

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

	HIGH	LOW

FISCAL YEAR ENDED DECEMBER 31, 2005

First Quarter – March 31, 2005	1.20	0.50
Second Quarter – June 30, 2005	1.15	0.25
Third Quarter – September 30, 2005	0.51	0.25
Fourth Quarter – December 31, 2005	1.00	0.17

FISCAL YEAR ENDED DECEMBER 31, 2006

First Quarter – March 31, 2006	1.01	0.17
Second Quarter – June 30, 2006	0.55	0.10
Third Quarter – September 30, 2006	0.83	0.20
Fourth Quarter – December 31, 2006	0.60	0.15

FISCAL YEAR ENDED DECEMBER 31, 2007
First Quarter – March 31, 2007	0.23	0.10
Second Quarter – June 30, 2007	0.15	0.11

The closing bid price for the common stock as reported by the OTC on August 3, 2007 was $0.25.

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

Recent Sales of Unregistered Securities

The following is information for all securities that the Company sold during its current fiscal year ended December 31, 2006.  Information with respect to previously reported sales prior to January 1, 2006 may be found in the Company’s prior year filings.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

On January 5, 2007 the Company changed its fiscal year from July 31 to December 31.  As a result of that change, the Company is filing this Annual Report for the period between August 1, 2006 and December 31, 2006.  The following discussion should be read in conjunction with the financial statements for the five months ended December 31, 2006 included with this Form 10-KSB.

The following discussion and analysis provides certain information, which the Company’s management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition for the five months ended December 31, 2006.  This discussion and analysis should be read in conjunction with the Company’s financial statements and related footnotes.

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

RESULTS OF OPERATIONS FOR THE FIVE MONTHS ENDED DECEMBER 31, 2006 AND 2005

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

In five months ended December 31, 2006 the company incurred a net operating loss of $42,986 or a loss of ($0.01) per share compared to a net operating loss of $149,178 or a loss of $0.04 per share for the five months ended December 31, 2005.  The primary factor contributing to the net earnings loss were from expenses incurred in seeking an acquisition of real estate in Europe.

	2006	2005

Administrative expenses	$31,111	$84,428
Consulting expenses incurred in seeking acquisitions	-	50,000

Operating Loss	(31,111)	(134,428)

Net Other Expenses	(11,875)	(14,750)

Net Loss Before Taxes from Continuing Operations	(42,986)	(149,178)
Provision for Income Taxes	-	-
Net Loss from Continued Operations	(42,986)	(149,178)
Loss from Discontinued Operations	-	(3,421)
Loss on Disposal of Discontinued Operations		(32,409)
Net Loss	$(42,986)	$(185,008)

SALES

The Company had no revenues for the five months ended December 31, 2006 and for the five months ended Decemner 31, 2005.  The Company incurred operating expenses of $31,111 for the five months ended December 31, 2006 and $134,428 for the five months ended December 31, 2005.

INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS

Pre-tax loss before discontinued operations was $(42,986) for the five months ended December 31, 2006 and (149,178) for the five months ended December 31, 2005.

Corporate and other expenses were $31,111 for the five months ended December 31, 2006 as compared to $134,428 for the five months ended December 31, 2005 due principally to expenses incurred in seeking an acquisition of real estate in Europe.

LIQUIDITY AND CAPITAL RESOURCES

As presented in the Consolidated Statement of Cash Flows, net cash used in operating activities was $(422) for the five months ended December 31, 2006.  Working capital requirements are anticipated to increase substantially in the later part of fiscal year ended December 31, 2007.

                The level of capital expenditures is expected to remain the same in the first half of fiscal year ended December 31, 2007 but increase substantially in the second half, and the source of funds for such expenditures is expected to be cash from revenues and institutional financing.

At December 31, 2006 the Company’s total debt was $379,697.  The Company believes that its funding sources are adequate for its anticipated requirements.

Shareholders’ deficit was $(379,697) at December 31, 2006.

We believe that cash generated from operations, together with our bank credit lines we are working on obtaining, will provide us with a majority of our liquidity to meet our operating requirements.  We believe that the combination of funds available through future anticipated financing arrangements, as discussed below, coupled with forecasted cash flows would be sufficient to provide the necessary capital resources for our anticipated working capital, capital expenditures and debt repayments for at least the next twelve months.

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

ITEM 7.           FINANCIAL STATEMENTS

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

FINANCIAL STATEMENTS

FOR THE FIVE MONTHS ENDED DECEMBER 31, 2006 (AUDITED) AND 2005 (UNAUDITED)

CONTENTS
______________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm	Page 1

Consolidated Balance Sheet	2

Consolidated Statements of Operations	3

Consolidated Statements of Cash Flows	4

Consolidated Statements of Stockholders’ Deficit	6

Notes to Consolidated Financial Statements	7

MEYLER & COMPANY, LLC
Certified Public Accountants
One Arin Park
1715 Highway 35
Middletown, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Royal Invest International Corp. and Subsidiary
Amsterdam, The Netherlands

We have audited the accompanying consolidated balance sheet of Royal Invest International Corp. (Formerly Wah King Invest Corp.) and Subsidiary as of December 31, 2006 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the five months ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Invest International Corp. (Formerly Wah King Invest Corp.) and Subsidiary as of December 31, 2006 and the results of its operations, and its cash flows for the five month period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has an accumulated deficit of $994,696 and a negative working capital of $379,697 at December 31, 2006, and there are existing uncertain conditions the Company faces relative to its ability to obtain capital and operate successfully. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

See also Note C as to funds not accounted for.

                                                                                                                                                                                                    /s/ Meyler & Company, LLC

Middletown, NJ
July 19, 2007 (Except as to Note K which is August 2, 2007)

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

CONSOLIDATED BALANCE SHEETS

December 31, 2006

ASSETS

CURRENT ASSETS	$-

Total current assets	$-

CURRENT LIABILITIES
Bank overdraft	$362
Accounts payable	46,778
Income taxes payable	2,452
Due to related party	12,724
Convertible promissory notes payable	285,000
Accrued interest	32,381
Total current liabilities	379,697

STOCKHOLDERS’ DEFICIT
Class A special voting stock, no par value; 120,000,000
shares authorized; none issued and outstanding	-
Common stock, $0.001 par value; 300,000,000 shares
authorized; 4,236,372 issued and outstanding at
December 31, 2006	4,236
Additional paid-in capital	610,763
Accumulated deficit	(994,696)
Total Stockholders’ Deficit	(379,697)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-

 See accompanying notes to consolidated financial statements.

LIABIILITIES AND STOCKHOLDERS’ DEFICIT
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

CONSOLIDATED STATEMENT OF OPERATIONS

	For the five months ended
	December 31,
	2006	2005
		(Unaudited)
EXPENSES
Administrative expenses	$31,111	$84,428
Consulting expenses incurred in seeking acquisitions	-	50,000
Total Expenses	31,111	134,428

OPERATING LOSS	(31,111)	(134,428)

OTHER EXPENSES
Interest Expense	(11,875)	(14,750)
Total Other Expenses	(11,875)	(14,750)

NET LOSS BEFORE TAXES AND DISCONTINUED OPERATIONS	(42,986)	(149,178)

PROVISION FOR INCOME TAXES	-	-

LOSS FROM CONTINUING OPERATIONS	(42,986)	(149,178)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	(3,421)
Loss on disposal of discontinued operations	-	(32,409)
	-	(35,830)

NET LOSS	$(42,986)	$(185,008)

NET INCOME (LOSS) PER COMMON SHARE-Basic and Diluted
From continuing operations	$(0.01)	$(0.04)
From discontinued operations	-	(0.01)
	$(0.01)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,236,372	3,642,504

See accompanying notes to consolidated financial statements.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the five months ended
	December 31,
	2006	2005
		(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(42,986)	$(185,008)
Loss from discontinued operations		(35,830)
	(42,986)	(149,178)
Adjustments to reconcile net loss to net
cash used in operating activities:
Loss on disposal of Puritan Securities, Inc.		32,409
Net change in operating assets and liabilities,
net of discontinued operations:
Decrease in Federal and state income taxes payable	-	(1,452)
Increase in accounts payable	30,688	3,532
Increase (decrease) in accrued interest	11,876	(8,557)
Net Cash Used in Continuing Operating Activities	(422)	(123,246)
Loss from discontinued operations	-	(35,830)
Net cash used in operating activities	(422)	(159,076)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	362	-
Receivable from officer		(25,750)
Repayment of amount due to officer		(1,000)
Issuance of convertible promissory notes		20,000
Net Cash Provided from (Used in) Financing Activities	362	(6,750)

DECREASE IN CASH	(60)	(165,826)

CASH BEGINNING OF PERIOD	60	179,708

CASH END OF PERIOD	$-	$13,882

SUPPLEMENTAL CASH FLOW INFORMATION

Conversion of promissory notes and interest to common stock		$542,067

See accompanying notes to consolidated financial statements.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY (FORMERLY WAH KING INVEST CORP.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Period Ended December 31, 2006

	Capital Stock		Additional		Total
	Common		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit

Balance at July 31, 2004	3,331,696	$3,331		$(95,510)	(92,179)

Issuance of common stock to settle professional fees valued at $49,651	5,500	6	49,595		49,601

Issuance of common stock to Brokers in connection with theplacement of convertible
promissory notes at $0.04 per share	50,000	50	19,950		20,000

Net loss for year ended July 31, 2005				(373,804)	(373,804)

Balance at July 31, 2005	3,387,196	3,387	69,545	(469,314)	(396,382)

Conversion of Promissory Notes to common stock at an average price of $0.64 per share	849,176	849	541,218		542,067

Net loss for the year ended July 31, 2006				(482,396)	(482,396)

Balance, July 31, 2006	4,236,376	4,236	610,763	(951,710)	(336,711)

Net loss for the five months ended December 31, 2006				(42,986)	(42,986)

Balance, December 31, 2006	4,236,372	$4,236	$610,763	$(994,696)	$(379,697)

See accompanying notes to consolidated financial statements.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 (AUDITED) AND 2005 (UNAUDITED)

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $994,696 and a negative working capital, $379,697 at December 31, 2006. Management’s plans include the seeking of a merger with a profitable private company, the raising of capital through the equity markets to fund future operations, seek additional acquisitions, and the generating of revenue through such businesses. Failure to raise adequate capital, seek a merger candidate and generate adequate sales revenues could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 (AUDITED) AND 2005 (UNAUDITED)

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

DECEMBER 31, 2006 (AUDITED) AND 2005 (UNAUDITED)

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

NOTE C  FUNDS NOT ACCOUNTED FOR

Due to a dispute with the Company’s European consultants, who received $431,066 in wired funds intended for the purchase of European properties, management was unable to determine how the funds were spent.  Accordingly, these amounts were written-off to consulting expense, $231,050 and $200,016 during the years ended July 31, 2006 and 2005, respectively, and are included in the accumulated deficit of $994,696 at December 31, 2006.

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

DECEMBER 31, 2006 (AUDITED) AND 2005 (UNAUDITED)

NOTE D     DISPOSAL OF PURITAN SECURITIES (CONTINUED)

Operating results for Puritan Securities, Inc. are summarized as follows:

	For the five months ended
	December 31,
	2006	2005
REVENUES - consulting	$-	$1,263

EXPENSES
Administrative expenses	-	130,887
Total Expenses	-	130,887

OPERATING LOSS	-	(129,624)

OTHER INCOME (EXPENSES)
Net realized gain on marketable securities	-	126,200
Interest income		3
Total Other Income	-	126,203

NET LOSS BEFORE TAXES	-	(3,421)

PROVISION FOR INCOME TAXES	-	-

LOSS FROM CONTINUING OPERATIONS	$-	$(3,421)

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

NOTE F     RELATED PARTY TRANSACTIONS

An officer and principal shareholder of the Company has advanced the Company as of as of December 31, 2006 $12,724 for operating expenses. The advances are non-interest bearing and have no stated maturity date.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 (AUDITED) AND 2005 (UNAUDITED)

NOTE G      STOCKHOLDERS’ DEFICIT

During the period  March 1, 2005 to July 31, 2006, the Company issued 849,176 shares of its common stock in connection with the conversion of $589,000 of convertible promissory notes and the related accrued interest.  The notes were converted at $0.75 per share.  When calculating the related accrued interest, the average conversion rate was $0.64 per share.

NOTE H     INCOME TAXES

The Company has adopted Financial Accounting Statement No. 109 (SFAS No. 109). Under this method, the Company recognizes a deferred tax liability or asset for temporary differences between the tax basis of an asset or liability and the related amount reported on the financial statements. The principal types of differences, which are measured at the current tax rates, are net operating loss carry forwards. At December 31, 2006 and 2005, these differences resulted in a deferred tax asset of approximately $297,000 and $196,000 respectively.  SFAS No. 109 requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Since realization is not assured, the Company has recorded a valuation allowance for the entire deferred tax asset, and the accompanying financial statements do not reflect any net asset for deferred taxes at December 31, 2006 and 2005.

The Company’s net operating loss carry forwards amounted to approximately $990,000 at December 31, 2006, which will expire in the year 2025.

Significant components of the Company’s deferred total liabilities and assets as of December 31, 2006 and 2005 are as follows:

	For the five months ended
	December 31,
	2006	2005

Deferred tax liabilities	$-	$-

Net Operating loss carryforward	297,000	196,000
Valuation allowance for deferred tax asset	(297,000)	(196,000)
Deferred tax asset	$-	$-

The Company’s effective tax rate of 0% for the year ended December 31, 2006 and 2005 was different from the statutory rate of 30% due to valuation allowance.

NOTE I       LEASE COMMITMENTS

After the Company spun out Puritan Securities, the Company no longer paid the month to month lease for its administrative offices, which was for monthly rent is $500.

Also, after the Company spun out Puritan Securities, the Company no longer assumed operating leases for automobiles, which had commenced March 8, 2005 and would require payment for 48 months at $968 per month.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 (AUDITED) AND 2005 (UNAUDITED)

NOTE J UNAUDITED INTERIM FINANCIAL STATEMENTS

The unaudited financial statements at December 31, 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission.  In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of financial position and the results of operations for the five months ended December 31, 2005 have been included.  Operative results for the five months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the full year.

NOTE K SUBSEQUENT EVENTS

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

Item 8A.      Controls and Procedures

The Corporation maintains and is currently undertaking actions to improve disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  As of the end of the period covered by this report, the Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation’s disclosure controls and procedures.  As indicated in Note C to the Financial Statements, Management was unable to account for funds sent to the European consultants which were intended for the purchase of properties in Europe. Because of this, Management has determined that there were material deficiencies in its controls and procedures over said funds. A "material weakness" is a reportable condition in which the design or operation of one or more of the specific control components have a defect or defects that could have a material adverse effect on our ability to record, process, summarize and report financial data in the financial statements in a timely manner. Such material weakness relates in this situation to management's failure to take adequate steps to insure a complete accounting of all funds sent to the Company's European consultants. While we believe we have adequate policies to cover disbursement of funds overseas, we believe implementation of these policies should be improved. The impact of the preceding condition was relevant to the five months ended Decembery 31, 2005 and 2006. In order to alleviate this weakness, management intends to re-evaluate its policies relating to the disbursement of funds overseas and to engage additional accounting personnel both in the U.S. and Europe to document the disbursement of all funds intended for investment.

Item 8B.      Other Information

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of the Company and its subsidiaries, as of August 3, 2007, are set forth below which were the same for five months ended December 31, 2006. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors.  The officers serve at the will of the Board of Directors.

The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of August 3, 2007.  The Board of Directors of the Company is comprised of only one class.  All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  Executive officers serve at the discretion of the Board of Directors and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	With Company Since	Director/Position
Jerry Gruenbaum	52	02/2005	Chief Executive Officer, Chairman of the Board, and Director

Nathan Lapkin	41	02/2005	Secretary, President, Director, and Chief Financial Officer

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

The following table sets forth compensation paid to the most highly compensated executive officers for the five months ended December 31, 2006.

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

Board Compensation

Members of our Board of Directors do not receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings. During the five months ended December 31, 2006, all corporate actions were conducted by unanimous written consent of the Board of Directors.

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

ITEM 11.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of August 3, 2007, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

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

(1)           Based on 11,240,573 common shares outstanding as of August 3, 2007.

Security Ownership of Management:

Title of Class	Name	Shares		Percent (1)

Common Stock	Jerry Gruenbaum	1,883,410	(2)	16.76%

	Nathan Lapkin	1,883,410	(3)	16.76%

All Directors and Executive Officers as a group (3 persons)		3,766,820		33.51%

(1)               Based on 11,240,573 common shares outstanding as of August 3, 2007.

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

3.10
Amended Certificate of Incorporation of Wah King Invest Corp. to change name to Royal Invest International Corp. as filed with the Delaware Secreatry of State on Janmuary 26, 2007, iincorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2007

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

None

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the five months ended December 31, 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

(i) Audit Fees

FIRM	FIVE MONTHS ENDED DECEMBER 31, 2006

Meyler & Company, LLC	$10,000

(ii) Audit Related Fees

None

(iii) Tax Fees

None

(iv) All Other Fees

None

TOTAL FEES

FIRM	FIVE MONTHS ENDED JULY 31, 2006

Meyler & Company, LLC	$10,000

(1)	Based on latest information available on August 3, 2007, the date this report was filed. Final numbers may end up higher.

AUDITFEES.
Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES.
Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”  There were no Audit-Related services provided in five months ended December 31, 2006.

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

 ROYAL INVEST INTERNATIONAL CORP.
             (Registrant)

Date: August 3, 2007                                                                                                            By:  /s/ JERRY GRUENBAUM
                    Jerry Gruenbaum
               Chief Executive Officer and
                  Chairman of the Board

Date: August 3, 2007                                                                                                            By:  /s/ NATHAN LAPKIN
                   Nathan Lapkin
               President and Chief Financial Officer
               and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Jerry Gruenbaum	Jerry Gruenbaum	CEO & Chairman	August 3, 2007
of the Board

/s/Nathan Lapkin	Nathan Lapkin	President, CFO,	August 3, 2007
& Director