Form 10QSB
period 2007-03-31
ROYAL INVEST INTERNATIONAL CORP.
filed 2007-08-14
CIK 1079574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT
UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2007

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
FOR QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

UNAUDITED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2007 AND 2006

CONTENTS
______________________________________________________________________________________

Consolidated Balance Sheets as of March 31, 2007 (Unaudited) and December 31, 2006	Page 1

Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 (Unaudited)	2

Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2007	2006
(Unaudited)
CURRENT ASSETS	$-	$-

Total current assets	$-	$-

LIABIILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$-	$362
Accounts payable	46,778	46,778
Accrued expenses	94,000
Income taxes payable	2,452	2,452
Due to related party	13,086	12,724
Convertible promissory notes payable	285,000	285,000
Accrued interest	39,506	32,381
Total current liabilities	480,822	379,697

STOCKHOLDERS’ DEFICIT
Class A special voting stock, no par value; 120,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 4,236,372 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	4,236	4,236
Additional paid-in capital	610,763	610,763
Accumulated deficit	(1,095,821)	(994,696)
Total Stockholders’ Deficit	(480,822)	(379,697)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to consolidated financial statements.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	For the three months ended
	March 31,
	2007	2006

EXPENSES
Administrative expenses	$94,000	$42,527
Total Expenses	94,000	42,527

OPERATING LOSS	(94,000)	(42,527)

OTHER EXPENSES
Interest Expense	(7,125)	(19,826)
Total Other Expenses	(7,125)	(19,826)

NET LOSS BEFORE TAXES	(101,125)	(62,353)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(101,125)	$(62,353)

NET LOSS PER COMMON SHARE
(Basic and diluted)	$(0.02)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	4,236,372	3,642,504

See accompanying notes to consolidated financial statements.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended
	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(101,125)	$(62,353)

Adjustments to reconcile net loss to net cash used in operating activities:
Net change in operating assets and liabilities,
Increase in land acquisition deposit		(117,300)
Increase in security deposit		(500)
Increase in Federal and state income taxes payable		1452
Increase in accounts payable		22,438
Increase in accrued expenses	94,000
Increase in accrued interest	7,125	19,826
Net cash used in operating activities	-	(136,437)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(362)	-
Receivable from officer	362	25,750
Issuance of convertible promissory notes		110,000
Net Cash Provided from (Used in) Financing Activities	-	135,750

DECREASE IN CASH	-	(687)

CASH BEGINNING OF PERIOD	-	687

CASH END OF PERIOD	$-	$-

See accompanying notes to consolidated financial statements.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE A     BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in the Royal Invest International Corp., formerly known as Wah King Invest Corp and then known as ICBS International Corp annual report on Form 10-KSB for the year ended December 31, 2006.

NOTE B       GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses of $101,125 for the three months ended March 31, 2007 and has a stockholders’ deficit of $480,822.  Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues and loans could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C     FUNDS NOT ACCOUNTED FOR

Due to a dispute with the Company’s European consultants, who received $431,066 in wired funds intended for the purchase of European properties, management was unable to determine how the funds were spent.  Accordingly, these amounts were written-off to consulting expense, $231,050 and $200,016 during the years ended December 31, 2006 and 2005, respectively, and are included in the accumulated deficit of $1,095,821 at March 31, 2007.

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

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE E         SUBSEQUENT EVENTS

On February 16, 2007 the Company signed a Contract with Mr. Nielkanth Balewpersad Tewarie as Seller, and Mr. Franciscus Adrianus Maria Faijdherbe as Guarantor to purchase a 2,680 square meters (approx. 28,817 square feet) commercial office building known as Sloterweg 22 in Badhoevedorp, the Netherlands for €3,475,000 (US $4,726,000) in cash.  The property which has a yearly rental income of €311,548.  In addition the Company will pay real estate transfer tax of €208,500 and approximately €35,000 in notary transfer expenses.  To date the Company has paid on July 4, 2007 €50,000 in deposit.  The transaction is subject to bank financing in the amount of €2,867,000 in bank financing from the Bank of Scotland which the Company has applied for and is awaiting a decision and the balance from investors who are in place as soon as the bank financing takes place.

On May 25, 2007 the Company signed a Contract with Machine Transport Midden Nederland BV; FVG BV; Emile-Staete BV; Rico Staete BV, and E.C.M. Hoff Holding BV to purchase seven commercial properties in the Netherlands and Germany with approx. 42,744 square meters (approx. 459,613 square feet) for €37,666,000 (US $51,225,760) in cash and stock.  The properties which have a yearly rental income of €2,875,589 (US $3,910,801).  In addition the Sellers will pay any real estate transfer tax and Company will pay approximately €75,000 in notary transfer expenses.  The transaction is subject to bank financing in the amount of €31,074,450 from the Bank of Scotland which the Registrant has applied for and is awaiting a decision and shares of the Registrant valued at $0.10 per share for a total of 104,780,880, signing a note with the Sellers for €1,038,969 (US $1,412,998), refinancing of €3,560,000 (US $4,841,600) and 1,000 newly issued preferred shares to ECM.  The preferred shares have a right to appoint one member to the Board of Directors and the right to request the Board of Directors to call for a shareholders’ meeting.

On May 25, 2007 the Company entered into a Management Services Agreement with Statenconsult B.V. in which David Havenaar, the Managing Director of the Company’s subsidiary Royal Invest Europe B.V. is the Managing Director.  Under said Management Service Agreement, the Company agreed to pay to Statenconsult approximately €10,000 (approx. US $13,400) per month for an indefinite period subject to one month written notice by either party to provide management of Royal Invest Europe BV, the operating subsidiary of the Company.

On May 25, 2007 the Company entered into a Legal Service Agreement with SEC ATTORNEYS LLC in which Jerry Gruenbaum, the CEO of the Company is the Managing Member.  Under said Legal Service Agreement, the Company agreed to pay SEC ATTORNEYS LLC €12,000 (US $16,320) per month for one year and thereafter for an indefinite period subject to one month written notice by either party to provide legal service to the Company and to provide a CEO and CFO for the Company.
On May 25, 2007 the Company entered into a Term Sheet Agreement with the Bank of Scotland for funding to assist with the acquisition of a mixed property investment portfolio.  Under said Term Sheet the bank agrees to provide €100,000,000 (US $136,000,000) financing, with the first drawdown of €51,150,000 (US $69,564,000) based on an expected LTV of targeted portfolio of €62,000,000 (US $84,320,000).  The Agreement provides for an abort fee of 10bps (€100,000 (US $134,000) by the Company if it chooses an alternative funder after the Bank of Scotland credit approval has been granted.  The Company as of this date is waiting for approval decision from the bank.

On May 25, 2007 the Company entered into a Consulting Agreement with ECM in which David Havenaar, the Managing Director of the Company’s subsidiary Royal Invest Europe B.V. is a shareholder to secure financing for the Company to fund its planned acquisitions.  ECM is to be paid a 2% finders fee for securing funding from a bank, and 8% finder’s fee for securing funding from investors for the Company.

On March 13, 2007 which was revised on July 12, 2007, the Company signed a Contract with Muermans Vastgoed 46 B.V. to purchase an 18,338 square meters (approx. 197,183 square feet) commercial office building known as Schepersmaat 4, 9405 TA in Assen, the Netherlands for €24,311,000 (US $33,062,960) in cash and newly issued stock.  The property which has a yearly rental income of €2,000,000 (US $2,680,000) which is guaranteed by the Seller for two years.  In addition the Sellers will pay any real estate transfer tax and the Company will pay approximately €60,000 in notary transfer expenses.  The transaction is subject to bank financing in the amount of €19,000,000 (US $25,460,000) from the Bank of Scotland which the Company has applied for and is awaiting a decision and the balance of the purchase price payable with the Company’s shares valued at $0.2078 per share for a total of 20,000,000 newly issued shares.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE E         SUBSEQUENT EVENTS (CONTINUED)

In addition per the above Contract with Muermans Vastgoed 46 B.V. ,  on June 5, 2007, the Company sold Five Million (5,000,000) shares of the Company’s common stock for Five Hundred Thousand Dollars ($500,000) to Mr. Harry Muermans.  As a result of the above transaction, Mr. Muermans has become the Company’s largest shareholder, owning greater than 50% of the issued and outstanding shares of the Company.

On June 14, 2007 the Company signed a Contract with Stedekroon B.V. to acquire two commercial properties, one is a 8,713 square meters (approx. 93,688 square feet) office building in Amersfoort, the Netherlands which has an annual rental income of €417,590 (US$559,571) with Norit N.V. a subsidiary of a publicly traded tenant that has a lease contract until December 20, 2016 and the other, is a 4,402 square meters (approx. 47,333 square feet) office building with a shopping strip in Emmen, the Netherlands which has an annual rental income from four tenants, including from the national government of the Netherlands which pays €438,634 (US $587,770) and the other tenants pay a total of €93,510 (US $125,303), €22,231 (US $29,790) and €30,945 (US $41,633) for a total of €585,320 (US $784,329), for a combined rental income of €1,003,270 (US $1,364,447).  The properties are being purchased for €13,750,000 (US $18,425,000) for cash.  The Contract is subject to Board of Directors approval which is awaiting appraisal report.  In addition the Company will pay any real estate transfer tax and notary transfer expenses.

On or about June 19, 2007 the Company signed a Contract with Bloemers Onroerend Goed B.V. to purchase a commercial warehouses and office building known as J.C.Beetslaan 153 at 2131 AL Hoofddorp, the Netherlands for €6,500,000 (US $8,840,000) in cash.  The Contract is subject to Board of Directors approval which is awaiting appraisal report.  In addition the Company will pay any real estate transfer tax and notary transfer expenses.

                        On July 23, 2007, the Company issued 987,934 shares of the Company's common stock each to Jerry Gruenbaum and Nathan Lapkin as compensation for services rendered to date valued at $0.12 per share for a total of 1,975,868 shares valued at $118,552 each.

    On July 25, 2007, the Company signed a Contract to purchase Alfang B.V. which which owns a series of mortgaged commercial properties in the Netherlands for €3,825,000 (US $5,202,000) of which € 2,500,000 in cash and € 1,325,000 to be paid in newly issued stock at $1.20 per share.  The properties have a yearly rental income of € 1,345,162.  The Contract is subject to Board of Directors approval which is awaiting appraisal report.  In addition the Company will pay any real estate transfer tax and notary transfer expenses.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OERATION.

    Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

    This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007 contains "forward-looking" statements within the meaning of the Federal securities laws.  These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

    The interim financial statements have been prepared by Wah King Invest Corp. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments.  Certain information and footnote disclosures made in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended December 31, 2006, have been condensed or omitted for the interim statements.  It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 2006 financial statements, the disclosures are adequate to make the information presented not misleading.  The results of operations for the three months ended April 30, 2007 are not necessarily indicative of the operating results for the full fiscal year.

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

            On March 13, 2007 which was revised on July 12, 2007, the Company signed a Contract with Muermans Vastgoed 46 B.V. to purchase an 18,338 square meters (approx. 197,183 square feet) commercial office building known as Schepersmaat 4, 9405 TA in Assen, the Netherlands for €24,311,000 (US $33,062,960) in cash and newly issued stock.  The property which has a yearly rental income of €2,000,000 (US $2,680,000) which is guaranteed by the Seller for two years.  In addition the Sellers will pay any real estate transfer tax and the Company will pay approximately €60,000 in notary transfer expenses.  The transaction is subject to bank financing in the amount of €19,000,000 (US $25,460,000) from the Bank of Scotland which the Company has applied for and is awaiting a decision and the balance of the purchase price payable with the Company’s shares valued at $0.2078 per share for a total of 20,000,000 newly issued shares.

              On May 25, 2007 the Company signed a Contract with Machine Transport Midden Nederland BV; FVG BV; Emile-Staete BV; Rico Staete BV, and E.C.M. Hoff Holding BV to purchase seven commercial properties in the Netherlands and Germany with approx. 42,744 square meters (approx. 459,613 square feet) for €37,666,000 (US $51,225,760) in cash and stock.  The properties which have a yearly rental income of €2,875,589 (US $3,910,801).  In addition the Sellers will pay any real estate transfer tax and Company will pay approximately €75,000 in notary transfer expenses.  The transaction is subject to bank financing in the amount of €31,074,450 from the Bank of Scotland which the Registrant has applied for and is awaiting a decision and shares of the Registrant valued at $0.10 per share for a total of 104,780,880, signing a note with the Sellers for €1,038,969 (US $1,412,998), refinancing of €3,560,000 (US $4,841,600) and 1,000 newly issued preferred shares to ECM.  The preferred shares have a right to appoint one member to the Board of Directors and the right to request the Board of Directors to call for a shareholders’ meeting.

              On March 13, 2007 which was revised on July 12, 2007, the Company signed a Contract with Muermans Vastgoed 46 B.V. to purchase an 18,338 square meters (approx. 197,183 square feet) commercial office building known as Schepersmaat 4, 9405 TA in Assen, the Netherlands for €24,311,000 (US $33,062,960) in cash and newly issued stock.  The property which has a yearly rental income of €2,000,000 (US $2,680,000) which is guaranteed by the Seller for two years.  In addition the Sellers will pay any real estate transfer tax and the Company will pay approximately €60,000 in notary transfer expenses.  The transaction is subject to bank financing in the amount of €19,000,000 (US $25,460,000) from the Bank of Scotland which the Company has applied for and is awaiting a decision and the balance of the purchase price payable with the Company’s shares valued at $0.2078 per share for a total of 20,000,000 newly issued shares.

                In addition per the above Contract with Muermans Vastgoed 46 B.V. ,  on June 5, 2007, the Company sold Five Million (5,000,000) shares of the Company’s common stock for Five Hundred Thousand Dollars ($500,000) to Mr. Harry Muermans.  As a result of the above transaction, Mr. Muermans has become the Company’s largest shareholder, owning greater than 50% of the issued and outstanding shares of the Company.

                On June 14, 2007 the Company entered into a Contract with Stedekroon B.V. to acquire two commercial properties, one is a 8,713 square meters (approx. 93,688 square feet) office building in Amersfoort, the Netherlands which has an annual rental income of €417,590 (US$559,571) with Norit N.V. a subsidiary of a publicly traded tenant that has a lease contract until December 20, 2016 and the other, is a 4,402 square meters (approx. 47,333 square feet) office building with a shopping strip in Emmen, the Netherlands which has an annual rental income from four tenants, including from the national government of the Netherlands which pays €438,634 (US $587,770) and the other tenants pay a total of €93,510 (US $125,303), €22,231 (US $29,790) and €30,945 (US $41,633) for a total of €585,320 (US $784,329), for a combined rental income of €1,003,270 (US $1,364,447).  The properties are being purchased for €13,750,000 (US $18,425,000) for cash.  The Contract is subject to Board of Directors approval which is awaiting appraisal report.  In addition the Company will pay any real estate transfer tax and notary transfer expenses.

                On or about June 19, 2007 the Company entered into a Contract with Bloemers Onroerend Goed B.V. to purchase a commercial warehouses and office building known as J.C.Beetslaan 153 at 2131 AL Hoofddorp, the Netherlands for €6,500,000 (US $8,840,000) in cash.  The Contract is subject to Board of Directors approval which is awaiting appraisal report.  In addition the Company will pay any real estate transfer tax and notary transfer expenses.

                 On July 25, 2007, the Company signed a Contract to purchase Alfang B.V. which which owns a series of mortgaged commercial properties in the Netherlands for €3,825,000 (US $5,202,000) of which € 2,500,000 in cash and € 1,325,000 to be paid in newly issued stock at $1.20 per share.  The properties have a yearly rental income of € 1,345,162.  The Contract is subject to Board of Directors approval which is awaiting appraisal report.  In addition the Company will pay any real estate transfer tax and notary transfer expenses.

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

ITEM 3.               CONTROLS AND PROCEDURES

    The Corporation maintains and is currently undertaking actions to improve disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  As of the end of the period covered by this report, the Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation’s disclosure controls and procedures.  As indicated in Note C to the Financial Statements for fiscal year ended December 31, 2006, Management was unable to account for funds sent to the European consultants which were intended for the purchase of properties in Europe. Because of this, Management has determined that there were material deficiencies in its controls and procedures over said funds. A "material weakness" is a reportable condition in which the design or operation of one or more of the specific control components have a defect or defects that could have a material adverse effect on our ability to record, process, summarize and report financial data in the financial statements in a timely manner. Such material weakness relates in this situation to management's failure to take adequate steps to insure a complete accounting of all funds sent to the Company's European consultants. While we believe we have adequate policies to cover disbursement of funds overseas, we believe implementation of these policies should be improved. The impact of the preceding condition was relevant to the years ended December 31, 2005 and 2006.  In order to alleviate this weakness, management intends to re-evaluate its policies relating to the disbursement of funds overseas and to engage additional accounting personnel both in the U.S. and Europe to document the disbursement of all funds intended for investment.  There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit 31.1                                Certification of Jerry Gruenbaum, Chairman & CEO
Exhibit 31.2                                Certification of Nathan Lapkin, Director, President & CFO

Exhibit 32.1                                Certification of Jerry Gruenbaum, Chairman & CEO
Exhibit 32.2                                Certification of Nathan Lapkin, Director, President & CFO

(b)            Reports on Form 8-K:

    The Company filed a Form 8-K on January 8, 2007 relating to Items 1.02 and Item 8.01.  The Company stated that on January 8, 2007, it had terminated its July 7, 2006 Acquisition Agreement with United Real Estate Holding GmbH, Mr. Gerardus Ronald Steenbergen, Mr. Roy Patrick Piceni, Mr. Andries Henricus Meijer and Vlaanderen Holding b.v. Ltd. to acquire all the issued and outstanding stock of Sellema Beheer B.V. doing business ass Bouwclub Nederland B.V., a Dutch company.  In addition it has decided not to hire or appoint Mr. Hans Lodders to any management position.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL INVEST INTERNATIONAL CORP.
(Registrant)

Date: August 14, 2007	By: /s/ JERRY GRUENBAUM
Jerry Gruenbaum
Chief Executive Officer and
Chairman of the Board
(Duly Authorized Officer)

Date: August 14, 2007	By: /s/ NATHAN LAPKIN
Nathan Lapkin
President and Chief
Financial Officer and Director
(Principal Financial
and Accounting Officer)