Form 10QSB
period 2007-06-30
ROYAL INVEST INTERNATIONAL CORP.
filed 2007-08-20
CIK 1079574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT
UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]   No [  ]

Number of shares of the registrant’s common stock outstanding as of August 20, 2007 was: 11,240,573

Traditional Small Business Disclosure Format: Yes [ ] No [X]

ROYAL INVEST INTERNATIONAL CORP.

FORM 10-QSB
FOR QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

UNAUDITED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2007 AND 2006

CONTENTS
______________________________________________________________________________________

Consolidated Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006	Page 1

Consolidated Statements of Operations for the three months ended June 30, 2007 and 2006 (Unaudited) and for the six months ended June 30, 2007 and 2006 (Unaudited)	2

Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS
Cash	$140	$-
Prepaid expenses	11,453	-
Total current assets	$11,593	$-

LIABIILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$-	$362
Accounts payable	149,317	46,778
Accrued expenses	97,905
Income taxes payable	2,452	2,452
Due to related party	13,086	12,724
Convertible promissory notes payable	285,000	285,000
Accrued interest	46,631	32,381
Total current liabilities	594,391	379,697

STOCKHOLDERS’ DEFICIT
Class A special voting stock, no par value; 120,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 9,236,372 and 4,236,372 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	9,236	4,236
Additional paid-in capital	1,105,763	610,763
Comprehensive income	89	-
Stock subscription receivable	(239,899)	-
Accumulated deficit	(1,457,987)	(994,696)
Total Stockholders’ Deficit	(582,798)	(379,697)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,593	$-

See accompanying notes to consolidated financial statements.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

EXPENSES
Administrative expenses	$355,041	$18,679	$449,041	$23,848
Total Expenses	355,041	18,679	449,041	23,848

OPERATING LOSS	(355,041)	(18,679)	(449,041)	(23,848)

OTHER EXPENSES
Interest Expense	(7,125)	(121)	(14,250)	(19,705)
Total Other Expenses	(7,125)	(121)	(14,250)	(19,705)

NET LOSS BEFORE TAXES AND DISCONTINUED OPERATIONS	(362,166)	(18,800)	(463,291)	(43,553)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(362,166)	(18,800)	(463,291)	(43,553)

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	-	-	-	(227,307)
Loss on disposal of discontinued operations	-	-	-	(32,409)
Loss from discontinued operations	-	-	-	(259,716)

NET LOSS	$(362,166)	$(18,800)	$(463,291)	$(303,269)

NET LOSS PER COMMON SHARE (Basic and Diluted)
From continuing operations			$(0.11)	$(0.01)
From discontinued operations				$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING			4,341,845	3,642,504

See accompanying notes to consolidated financial statements.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(463,291)	$(303,269)

Adjustments to reconcile net loss to net cash used in operating activities:
Net change in operating assets and liabilities,
Increase in prepaid expenses	(11,453)	-
Increase in accounts payable	102,539	63,963
Increase in accrued expenses	97,905	-
Increase in accrued interest	14,250	15,317
Net Cash Used in Operating Activities	(260,050)	(223,989)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(362)	-
Receivable from officer	362	1,000
Issuance of convertible promissory notes	-	402,000
Sale of Common Stock	260,101	-
Net Cash Provided from Financing Activities	260,101	403,000

INCREASE IN CASH
Effect of exchange rate on cash	51	179,011

CASH BEGINNING OF PERIOD	89	687

CASH END OF PERIOD	$140	$179,698

See accompanying notes to consolidated financial statements.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE A     BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in the Royal Invest International Corp., formerly known as Wah King Invest Corp and then known as ICBS International Corp annual report on Form 10-KSB for the year ended December 31, 2006.

NOTE B       GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses of $463,291 for the six months ended June 30, 2007 and has a stockholders’ deficit of $582,798.  Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues and loans could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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
JUNE 30, 2007
(UNAUDITED)

NOTE E         COMMITTMENTS AND CONTINGENCIES

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

On May 25, 2007 the Company signed a Contract with Machine Transport Midden Nederland BV; FVG BV; Emile-Staete BV; Rico Staete BV, and E.C.M. Hoff Holding BV to purchase seven commercial properties in the Netherlands and Germany with approx. 42,744 square meters (approx. 459,613 square feet) for €37,666,000 (US $51,225,760) in cash and stock.  The properties which have a yearly rental income of €2,875,589 (US $3,910,801).  In addition the Sellers will pay any real estate transfer tax and Company will pay approximately €75,000 in notary transfer expenses.  The transaction is subject to bank financing in the amount of €31,074,450 from the Bank of Scotland which the Registrant has applied for and is awaiting a decision and shares of the Registrant valued at $0.10 per share for a total of 104,780,880, signing a note with the Sellers for €1,038,969 (US $1,412,998), refinancing of €3,560,000 (US $4,841,600) and 1,000 newly issued preferred shares to ECM.  The preferred shares have a right to appoint one member to the Board of Directors and the right to request the Board of Directors to call for a shareholders’ meeting.   The acquisition of Rico Staete BV occured on July 21, 2007.

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

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

(FORMERLY WAH KING INVEST CORP.)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE E         COMMITTMENTS AND CONTINGENCIES (CONTINUED)

In addition per the above Contract with Muermans Vastgoed 46 B.V. ,  on June 5, 2007, the Company sold Five Million (5,000,000) shares of the Company’s common stock for Five Hundred Thousand Dollars ($500,000) to Mr. Harry Muermans.  As a result of the above transaction, Mr. Muermans has become the Company’s largest shareholder, owning greater than 50% of the issued and outstanding shares of the Company.  At June 30th, $239,899 is considered a stock subscription receivable which was paid on July 5, 2007

On June 14, 2007 the Company signed a Contract with Stedekroon B.V. to acquire two commercial properties, one is a 8,713 square meters (approx. 93,688 square feet) office building in Amersfoort, the Netherlands which has an annual rental income of €417,590 (US$559,571) with Norit N.V. a subsidiary of a publicly traded tenant that has a lease contract until December 20, 2016 and the other, is a 4,402 square meters (approx. 47,333 square feet) office building with a shopping strip in Emmen, the Netherlands which has an annual rental income from four tenants, including from the national government of the Netherlands which pays €438,634 (US $587,770) and the other tenants pay a total of €93,510 (US $125,303), €22,231 (US $29,790) and €30,945 (US $41,633) for a total of €585,320 (US $784,329), for a combined rental income of €1,003,270 (US $1,364,447).  The properties are being purchased for €13,750,000 (US $18,425,000) for cash.  The Contract is subject to Board of Directors approval which is awaiting appraisal report.  In addition the Company will pay any real estate transfer tax and notary transfer expenses.

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

NOTE F         SUBSEQUENT EVENTS

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

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OERATION.

    Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

    This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007 contains "forward-looking" statements within the meaning of the Federal securities laws.  These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

    The interim financial statements have been prepared by Royal Invest International Corp. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments.  Certain information and footnote disclosures made in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended December 31, 2006, have been condensed or omitted for the interim statements.  It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 2006 financial statements, the disclosures are adequate to make the information presented not misleading.  The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the operating results for the full fiscal year.

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

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

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

Exhibit 31.1                                Certification of Jerry Gruenbaum, Chairman & CEO
Exhibit 31.2                                Certification of Nathan Lapkin, Director, President & CFO

Exhibit 32.1                                Certification of Jerry Gruenbaum, Chairman & CEO
Exhibit 32.2                                Certification of Nathan Lapkin, Director, President & CFO

(b)            Reports on Form 8-K:

    The Company filed a Form 8-K on June 7, 2007 relating to Items 1.02, Item 5.03, Item 8.01and Item 9.01.  The Company stated that it had terminated the Acquisition Agreement with F.V.G. B.B. a Dutch Corporation signed on September 25, 2006, that in January 2007 it had changed its name to Royal Invest International Corp., and that it had changed its fiscal year from July 31 to December 31.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL INVEST INTERNATIONAL CORP.
(Registrant)

Date: August 20, 2007	By: /s/ JERRY GRUENBAUM
Jerry Gruenbaum
Chief Executive Officer and
Chairman of the Board
(Duly Authorized Officer)

Date: August 20, 2007	By: /s/ NATHAN LAPKIN
Nathan Lapkin
President and Chief
Financial Officer and Director
(Principal Financial
and Accounting Officer)