Form 10QSB/A
period 2007-03-30
ROYAL INVEST INTERNATIONAL CORP.
filed 2007-09-18
CIK 1079574

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]   No [  ]

Number of shares of the registrant’s common stock outstanding as of September 18, 2007 was: 11,240,573

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
On July 19, 2007, the Company acquired 130 shares, representing 92.857% of the issued and outstanding shares of Rico Staete B.V. (“Rico Staete”) for a note payable in the amount of $1,412,998.  Rico Staete owns commercial rental property in Emmerich, Germany.  The note bears interest at the rate of six percent (6%) per annum and is due on November 1, 2007.  The interest rate can be adjusted by the seller after the due date.  The loan is collateralized by the shares of Rico Staete acquired by the Company.

On September 7, 2007, the Company entered into a binding Memorandum of Agreement to acquire all of the issued and outstanding shares of Glacier Gazdasagi Tanacsado es Szolgaltato Korlatolt Felelossegu Tarsagag (“Glacier”) for approximately $20,400,000 excluding transfer costs which are to be paid by the Company.  The purchase price is to be paid as follows: cash in the amount of $16,320,000 and a note payable and shares of the Company’s common stock in the amount of $4,080,000.  The amount of common stock issued in the purchase is limited to $2,040,000 and will be based on $1.25 per share.  Glacier owns five (5) commercial rental properties in Budapest, Hungary.

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

On July 19, 2007, the Company acquired 130 shares, representing 92.857% of the issued and outstanding shares of Rico Staete B.V. (“Rico Staete”) for a note payable in the amount of $1,412,998.  Rico Staete owns commercial rental property in Emmerich, Germany.  The note bears interest at the rate of six percent (6%) per annum and is due on November 1, 2007.  The interest rate can be adjusted by the seller after the due date.  The loan is collateralized by the shares of Rico Staete acquired by the Company.

On September 7, 2007, the Company entered into a binding Memorandum of Agreement to acquire all of the issued and outstanding shares of Glacier Gazdasagi Tanacsado es Szolgaltato Korlatolt Felelossegu Tarsagag (“Glacier”) for approximately $20,400,000 excluding transfer costs which are to be paid by the Company.  The purchase price is to be paid as follows: cash in the amount of $16,320,000 and a note payable and shares of the Company’s common stock in the amount of $4,080,000.  The amount of common stock issued in the purchase is limited to $2,040,000 and will be based on $1.25 per share.  Glacier owns five (5) commercial rental properties in Budapest, Hungary.

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

ROYAL INVEST INTERNATIONAL CORP.
(Registrant)

Date: September 18, 2007	By: /s/ JERRY GRUENBAUM
Jerry Gruenbaum
Chief Executive Officer and
Chairman of the Board
(Duly Authorized Officer)

Date: September 18, 2007	By: /s/ NATHAN LAPKIN
Nathan Lapkin
President and Chief
Financial Officer and Director
(Principal Financial
and Accounting Officer)