Form 10QSB
period 2007-09-30
ROYAL INVEST INTERNATIONAL CORP.
filed 2007-11-19
CIK 1079574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT
UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30,  2007

ROYAL INVEST INTERNATIONAL CORP.
(Exact name of small business registrant as specified in its charter)

Delaware	000-27097	98-0215778
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

1350 Avenue of the Americas, 24th Fl
New York, New York 10019-4702
(Address of principal executive offices) (Zip Code)

203.557.3845
(Registrant’s telephone no., including area code)

(Former Name or Former Address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]   No [  ]

Number of shares of the registrant’s common stock outstanding as of November 19, 2007 was: 11,212,240

Traditional Small Business Disclosure Format: Yes [ ] No [X]

ROYAL INVEST INTERNATIONAL CORP.

FORM 10-QSB
FOR QUARTER ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)	3
Consolidated Balance Sheet as of September 30, 2007 (Unaudited) and December 31, 2007	5
Consolidated Statements of Operations – For the Three Months Ended September 30, 2007 and 2006 and For the Nine Months Ended September 30, 2007 and 2006	6
Consolidated Statements of Cash Flows – For the Nine Months Ended September 30, 2007 and 2006	7
Notes to Financial Statements	8
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	14
ITEM 3. CONTROLS AND PROCEDURES	19

PART II. OTHER INFORMATION
ITEM 1. - LEGAL PROCEEDINGS	20
ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS	20
ITEM 3. - DEFAULTS UPON SENIOR SECURITIES	20
ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20
ITEM 5. - OTHER INFORMATION	20
ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K	21

SIGNATURES	22

PART I. FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

UNAUDITED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2007 AND 2006

CONTENTS
______________________________________________________________________________________

Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006	Page 1

Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006 (Unaudited) and for the nine months ended September 30, 2007 and 2006 (Unaudited)	2

Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2007	2006
	(Audited)

CURRENT ASSETS
Rental Property
Land	$600,723	$
Buildings	6,019,350

	6,620,073	-
Less - accumulated depreciation	(28,730)
Net Investment in Rental Property	6,591,343	-

OTHER ASSETS
Prepayments on Properties to be Acquired	1,216,781
Prepaid Expenses	396,311
Cash and cash Equivalents	58,571
Accounts Receivable	221,802
Net VAT Receivable	114,020
Income Tax Receivable - Netherlands	13,442
Total Assets	$8,612,270	$-

LIABIILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Bank overdraft	$		$362
Mortgage Payable		4,970,594
Accounts Payable		519,714	46,778
Accrued Expenses and other Liabilities		18,154
Accrued Interest		53,756	32,381
Income Tax Payable - Germany		65,235	2,452
Loans Payable Related Party		1,528,230	12,724
Note Payable on Acquisition of Rico Staete B.V.		1,482,817
Convertible Notes		285,000	285,000
Rents Received in Advance		45,608
Deferred Income Taxes		247,922
Total Liabilities		9,217,030	379,697

STOCKHOLDERS' DEFICIT
Class A special voting stock, no par value; 120,000,000 shares authorized; none issued and outstanding		-	-
Common Stock, $0.001 par value; 300,000,000 shares authorized; 11,212,240 and 4,236,372 issued and outstanding at September 30, 2007 and December 31, 2006, respectively		11,212	4,236
Additional Paid-In Capital		1,340,891	610,763
Accumulated Other Comprehesive Income		(11,415)
Accumulated Deficit		(1,945,448)	(994,696)

Total Stockholders' Equity (Deficit)		(604,760)	(379,697)

Total Liablities and Stockholders' Equity (Deficit)		$8,612,270	$-

See accompanying notes to consolidated financial statements.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006		2007	2006
REVENUES
Base Rents	$128,897	$		$128,897	$
	128,897		-	128,897		-

EXPENSES
Operating Services	30,452			30,452
Real Estate Taxes	4,254			4,254
General and Administrative	476,436		34,657	925,477		58,505
Expenses incured in seeking acquisition						117,300
Depreciation	27,066			27,066
Total Expenses.	538,208		34,657	987,249		175,805
Operating Loss	(409,311)		(34,657)	(858,352)		(175,805)

Interest Mortgages	74,470			74,470
Interest Expense	7,208		25,130	21,458		44,835
	81,678		25,130	95,928		44,835

Loss From Continuing Operations Before Income Taxes	(490,989)		(59,787)	(954,280)		(220,640)
Currency Gain/Loss	(8,549)			(8,549)
Income Tax Expense	5,021			5,021
Loss From Continuing Operations	(487,461)		(59,787)	(950,752)		(220,640)

Discontinued Operations:
Income (loss) from discontinued operations			163,442			(63,865)
Loss on disposal of discontinued operations			32,409
Net Loss	$(487,461)		136,064	$(950,752)		$(284,505)

Net Loss per Common Share (Basic and Diluted)
From Continuing Operation	-		-	$(0.16)		$(0.05)
From Discontinued Operation	-		-	$-		$(0.02)

Weighted Average Common Shares Outstanding				6,108,205		4,236,372

See accompanying notes to consolidated financial statements.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(950,752)	$(284,505)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,730
Stock Based Compensation	237,104
Changes in operating assets and liabilities
Payments on Properties to be acquired	(1,216,781)
Increase in Prepaid Expenses	(396,311)
Increase (decrease) in accounts payable	384,176	(2,474)
Increase in accrued expenses and other liabilities	314
Increase (decrease) in Accrued Interest	21,375
Net cash used by operating activities	(1,892,145)	(286,979)

CASH FLOWS FROM INVESTING ACTIVITIES
Commission paid on disposal of rental property
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on mortgage payable	(66,000)
Cash Acquired in Acquisition	46,227
Proceeds from loans payable related party	1,515,868
Convertible Notes Payable		287,000
Sale of Common Stock	500,000
Net cash provided by financing activities	1,996,095	287,000

Net (decrease) increase in cash and cash equivalents	103,950	21

Adjustment for change in exchange rate	(45,379)

Cash and cash equivalents, beginning of period	-

Cash and cash equivalents, end of period	$58,571	$21

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR
Interest	74,470

NON-CASH INVESTING AND FINANCE TRANSACTIONS:
Acquisition of Rico Staete B.V.
Land	(600,723)
Building	(6,019,350)
Accounts Receivable	(221,802)
Net VAT Receivable	(114,020)
Dutch Tax Receivable	(17,694)
Mortgage Payable	4,970,594
Accounts Payable	90,560
Accrued Expenses and other Liabilites	17,840
Income Tax Payable - Germany	65,235
Note Payable on Acquisition of Rico Staete B.V.	1,482,817
Other	6,786
Rent Received in Advance	45,608
	247,922
Cash Acquired in Acquisition	46,227

See accompanying notes to consolidated financial statements.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE A – ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

 Royal Invest International Corp., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) providing acquisition and tenant-related services for its property.  The Company presently owns one property in Germany that consists of approximately 9.005 m2 (approximately 96,9 thousand square feet) rentable floor surface business accommodation as well as 1.478 m2 (approximately 15,9 thousand square feet) rentable floor office space.

BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included.  Results for the three months and six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information, refer to the financial statements and footnotes thereto included in the Royal Invest International Corp., formerly known as Wah King Invest Corp and then known as ICBS International Corp annual report on Form 10-KSB for the year ended December 31, 2006.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Foreign Currency Translation
 The Company considers the EURO to be its functional currency.  Assets and liabilities were translated into US dollars at the year-end exchange rates.  Statement of operations amounts were translated using the average rate during the year.  Gains and losses resulting from translating foreign currency financial statements were accumulated in other comprehensive income, a separate component of stockholders' equity (deficit).

Rental Property

Rental properties are stated at cost less accumulated depreciation. Costs directly related to the acquisition of rental properties are capitalized. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

Properties are depreciated using the straight-line method over the estimated useful lives of the assets.  The estimated useful life is 50 years.

Cash and Cash Equivalents

All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Revenue Recognition

Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Other income includes income from parking spaces leased to tenants, income from tenants for additional services arranged for by the Company and income from tenants for early lease terminations.

Allowance for Doubtful Accounts

Management periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances should be impaired based on factors affecting the collectability of those balances.  Management’s estimate of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Income and Other Taxes

Rico Staete B.V.,a Dutch corporation and one of the subsidiaries of the Company presently owns one real estate property located in Germany. The rental income is originating from a German tenant in Germany and therefore subject to the German tax laws. Rico Staete B.V. declares and pays the income tax according the German tax rules. Since Rico Staete B.V. is a Dutch corporation, it is also subject to the Dutch tax laws and therefore also needs to do  income tax declarations in the Netherlands. The difference between the German and the Dutch income tax is payable in the Netherlands.

Comprehensive Income

SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements.  Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities.  It includes all changes in equity during a period except those resulting from investments by or distributions to owners.  Comprehensive income is accumulated in accumulated other comprehensive income, a separate component of stockholders' equity, in the balance sheet.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates  and  assumptions that  affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact, if any, that the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity's fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its financial statements.

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

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Recent Accounting Pronouncements (Cont.)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not determined what impact, if any, that adoption will have on results of operations, cash flows or financial position.

NOTE C – ACQUISITION

On July 21, 2007, The Company acquired Rico Staete B.V., a Dutch company. For accounting purposes the  Company has included the results of operations as if it occurred on July 1, 2007.

The fair value of the asset acquired is as follows:

Cash	$46.213
Accounts Receivable	156.130
Value Added Tax Receivable	60.812
Land and Building	6.250.384
6.513.539
Less: Liabilities Assumed	5.113.529
Net Assets Acquired	$1.400.010

Purchase Price	$1.400.010

NOTE D – GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred net losses of $950,752 for the nine months ended September 30, 2007 and has a stockholders' deficit of $604,760.  Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and the generating of revenue through its business. Failure to raise adequate capital and generate adequate sales revenues and loans could result in the Company having to curtail or cease operations.  Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate adequate revenues, there can be no assurances that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE E - FUNDS NOT ACCOUNTED FOR

Due to a dispute with the Company's European consultants, who received $431,066 in wired funds intended for the purchase of European properties, management was unable to determine how the funds were spent.  Accordingly, these amounts were written-off to consulting expense, $231,050 and $200,016 during the years ended December 31, 2006 and 2005, respectively, and are included in the accumulated deficit of $1,945,448 at September 30, 2007.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE F - CONVERTIBLE PROMISSORY NOTES

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

NOTE G – MORTGAGE PAYABLE

The Mortgage is payable to a bank in monthly installments of $ 22,335. The mortgage bears a variable interest rate (monthly euribor + 2%). The mortgage is collateralized by the land and building.

Currently, the Company is negotiating to refinancing this property with another major mortgage supplier.

At September 30, 2007, minimum future principal payments over the next five years and in the aggregate are as follows:

Year Ending
September 30,	Amount
2007	$127,450
2008	509,802
2009	509,802
2010	509,802
2011	509,802
Subsequent Payments	2,803,936
Total	$4,970,594

NOTE H - TENANT LEASES

At September 30, 2007, the Property is leased to one tenant under an operating lease expiring in 2008. The lease provides for annual base rents and the pass-through of charges for electrical usage.

Future minimum rentals to be received under non-cancelable operating leases at September 30, 2007 are as follows:

Year	Amount
2007	$127,454
2008	509,814
Thereafter

Total	$637,268

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE I – DEFERRED INCOME TAXES

In the past, Rico Staete B.V., a wholly owned subsidiary of the Company, sold certain properties at a profit. Dutch tax law allows Real Estate Investment Trusts to postpone the payment of income tax resulting from the sale of properties by setting up a replacement reserve to purchase another property within a certain time. A portion of the original profit is not allowed to be postponed. The postponed income tax payable is shown as deferred tax in the balance sheet.

NOTE J – STOCKHOLDERS’ EQUITY

On July 23, 2007, the Company issued 1,975,868 shares of its Common Stock to the Chief Executive Officer and the Chief Financial Officer for services rendered. The shares were valued at $ 0.12 per share for a total consideration of $ 237,104.

On June 5, 2007, the Company sold five million (5,000,000) shares of the Company’s Common Stock for five-hundred-thousand dollars ($500,000) to Muermans Vast Goed Roermond B.V.  As a result of this transaction, Muermans Vast Goed Roermond B.V. has become the Company’s largest shareholder.

NOTE K - LOANS PAYABLE TO RELATED PARTY

Principal stockholders of the Company have loaned to the Company $1,528,230 as at September 30, 2007 to fund operations. The loans are unsecured and bear interest at the rate of 6% per annum. On October 24, 2007, the board approved a resolution allowing these shareholders to convert $408,000 of the debt to 544,000 shares of common stock of the Company. The balance of the loans are to be repaid in cash.

NOTE L - NOTE PAYABLE ON ACQUISITION OF RICO STAETE B.V.

On July 19, 2007, the Company executed a note with a Dutch corporation for $1,482,817 for the acquisition of Rico Staete B.V. The note is unsecured and bears interest at the rate of 6% per annum. The note is due on November 1, 2007.  On November 16, 2007, the parties signed an addendum to this note extending the payment date to December 31, 2007.

NOTE M - COMMITTMENTS AND CONTINGENCIES

On February 16, 2007 the Company signed a Contract with Mr. Nielkanth Balewpersad Tewarie as Seller, and Mr. Franciscus Adrianus Maria Faijdherbe as Guarantor to purchase a 2,680 square meters (approx. 28,817 square feet) commercial office building known as Sloterweg 22 in Badhoevedorp, the Netherlands for €3,475,000 (US $4,726,000) in cash.  The property which has a yearly rental income of €311,548.  In addition the Company will pay real estate transfer tax of €208,500 and approximately €35,000 in notary transfer expenses.  To date the Company has paid on July 4, 2007 €50,000 in deposit.  The transaction is subject to bank financing in the amount of €2,867,000 from the Bank of Scotland which the Company has applied for and is awaiting a decision and the balance from investors who are in place as soon as the bank financing takes place.

On May 25, 2007 the Company signed a Contract with Machine Transport Midden Nederland BV; FVG BV; Emile-Staete BV; Rico Staete BV, and E.C.M. Hoff Holding BV to purchase seven commercial properties in the Netherlands and Germany with approx. 42,744 square meters (approx. 459,613 square feet) for €37,666,000 (US $51,225,760) in cash and stock.  The properties which have a yearly rental income of €2,875,589 (US $3,910,801).  In addition the Sellers will pay any real estate transfer tax and Company will pay approximately €75,000 in notary transfer expenses.  The transaction is subject to bank financing in the amount of €31,074,450 from the Bank of Scotland which the Registrant has applied for and is awaiting a decision and shares of the Registrant valued at $0.10 per share for a total of 104,780,880, signing a note with the Sellers for €1,038,969 (US $1,412,998), refinancing of €3,560,000 (US $4,841,600) and 1,000 newly issued preferred shares to ECM.  The preferred shares have a right to appoint one member to the Board of Directors and the right to request the Board of Directors to call for a shareholders' meeting.   The acquisition of Rico Staete BV occured on July 21, 2007.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE M - COMMITTMENTS AND CONTINGENCIES (CONT.)

On May 25, 2007 the Company entered into a Management Services Agreement with Statenconsult B.V. in which David Havenaar, the Managing Director of the Company's subsidiary Royal Invest Europe B.V. is the Managing Director.  Under said Management Service Agreement, the Company agreed to pay to Statenconsult approximately €10,000 (approx. US $13,400) per month for an indefinite period subject to one month written notice by either party to provide management of Royal Invest Europe BV, the operating subsidiary of the Company.

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

On May 25, 2007 the Company entered into a Consulting Agreement with ECM in which David Havenaar, the Managing Director of the Company's subsidiary Royal Invest Europe B.V. is a shareholder to secure financing for the Company to fund its planned acquisitions.  ECM is to be paid a 2% finders fee for securing funding from a bank, and 8% finder's fee for securing funding from investors for the Company.

On March 13, 2007 which was revised on July 12, 2007, the Company signed a Contract with Muermans Vastgoed 46 B.V. to purchase an 18,338 square meters (approx. 197,183 square feet) commercial office building known as Schepersmaat 4, 9405 TA in Assen, the Netherlands for €24,311,000 (US $33,062,960) in cash and newly issued stock.  The property which has a yearly rental income of €2,000,000 (US $2,680,000) which is guaranteed by the Seller for two years.  In addition the Sellers will pay any real estate transfer tax and the Company will pay approximately €60,000 in notary transfer expenses.  The transaction is subject to bank financing in the amount of €19,000,000 (US $25,460,000) from the Bank of Scotland which the Company has applied for and is awaiting a decision and the balance of the purchase price payable with the Company's shares valued at $0.2078 per share for a total of 20,000,000 newly issued shares.

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

On September 7, 2007, the Company entered into a binding Memorandum of Agreement to acquire all of the issued and outstanding shares of Glacier Gazdasagi Tanacsado es Szolgaltato Korlatolt Felelossegu Tarsagag (“Glacier”) for approximately $20,400,000 excluding transfer costs which are to be paid by the Company.  The purchase price is to be paid as follows: cash in the amount of $16,320,000 and a note payable and shares of the Company's common stock in the amount of $4,080,000.  The amount of common stock issued in the purchase is limited to $2,040,000 and will be based on $1.25 per share.  Glacier owns five (5) commercial rental properties in Budapest, Hungary.

NOTE N – SUBSEQUENT EVENTS

On October 9, 2007, the board of directors approved the issuance of a 6% $141,000 convertible promissory note to be converted prior to October 9, 2010 at a conversion price of $1.25 per share.

On October 26, 2007, the board of directors approved the conversion of $408,000 of loans from related parties to 544,000 shares of the Company’s Common Stock at a conversion price of $0.75 per share.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OERATION.

    Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

    This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007 contains "forward-looking" statements within the meaning of the Federal securities laws.  These forward-looking statements include, among others, statements concerning the Company's expectations regarding sales trends, gross and net operating margin trends, political and economic matters, the availability of equity capital to fund the Company's capital requirements, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

    The interim financial statements have been prepared by Royal Invest International Corp. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments.  Certain information and footnote disclosures made in the most recent annual financial statements included in the Company's Form 10-KSB for the year ended December 31, 2006, have been condensed or omitted for the interim statements.  It is the Company's opinion that, when the interim statements are read in conjunction with the December 31, 2006 financial statements, the disclosures are adequate to make the information presented not misleading.  The results of operations for the three months and six months ended September 30, 2007 are not necessarily indicative of the operating results for the full fiscal year.

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

    In addition per the above Contract with Muermans Vastgoed 46 B.V. ,  on June 5, 2007, the Company sold Five Million (5,000,000) shares of the Company’s common stock for Five Hundred Thousand Dollars ($500,000) to Muermans Vast Goed Roermond B.V.   As a result of the above transaction, Muermans Vast Goed Roermond B.V. has become the Company’s largest shareholder, owning greater than 50% of the issued and outstanding shares of the Company.

    On June 5, 2007 the Company The Company changed the name of its subsidiary Wah King Properies B.V. to Royal Invest Europe B.V.

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

On June 19, 2007 the Company signed a Contract with Bloemers Onroerend Goed B.V. to purchase a commercial warehouses and office building known as J.C.Beetslaan 153 at 2131 AL Hoofddorp, the Netherlands for €6,500,000 (US $8,840,000) in cash.  The Contract is subject to Board of Directors approval which is awaiting appraisal report.  In addition the Company will pay any real estate transfer tax and notary transfer expenses.

            On a July 19, 2007 the Company through its subsidiary Royal Invest Europe B.V. made an acquisition when it signed a Transfer of Shares agreement in front of a civil notary in the Netherlands whereby it acquired the shares of Rico Staete B.V., a private company with limited liability whose registered office is in Amsterdam and whose place of business is at 1067 SX Amsterdam, Osdorperweg 522a, company number B.V. 236.586, from Machine Transport Midden-Nederland B.V., a private company with limited liability whose registered office is in Bunnik, the Netherlands, having its main office at 2231 HV Rijnsburg, the Netherland, Brouwerstraat 138C, entered in the commercial register of the Chamber of Commerce and Industry for Utrecht under file number 30157069, for the price of €1.038.969 (approximately $1,412,998 USD) to be paid to the Seller in accordance with the Loan Agreement from Seller to Royal Invest Europe B.V. and subject to a Pledge Agreement.

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

On August 30, 2006 the Company received a written notice from the Bank of Scotland that the Bank's Executive Board has preliminarily approved the Registrant's €100.000.000 funding requirement from the Bank as outlined in the term sheet as was issued by the Bank on May 25, 2007 a copy of which was filed with the SEC on Form 8-K dated August 13, 2007.

            On September 7, 2007 the Company entered into a binding Memorandum of Agreement subject to satisfactory completion of its due diligence investigation with R.I.G. Investments Limited registered at CY-Pikioni 4 P.C. 3075 Limassol Cyprus, Trade Registry No.: HE 159858, represented by Andri Athanasiuos its Managing Director to acquire 100 per cent of the shares of Glacier Gazdasagi Tanacsadó es Szolgaltató Korlatolt Felelõssegu Tarsagag, registered at 1024 Budapest, Ady Endre u. 19. Registered by the Metropolitan Court as Court of Registry under company reg. no. 01-09-677822 for €15.000.000 (approximately $20,400,000 USD) excluding transfer costs.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006.

We are a company that is acquiring commercial real estate in Europe in very good locations and transforming them to Class A properties.  Revenues for the three months and nine months ended Sepember 30, 2007 were $128,897 compared to no revenues for the same periods in 2006.  Total operating expenses were $538,208 for the three months ended September 30, 2007 and $987,249 for the nine months ended September 30, 2007 compared to $34,657 and $175,805 for the same periods in 2006.  The increases in operating expenses were primarily a result of increase in general and administrative expenses.

Interest expense for the three months ended September 30, 2007 was $81,678 and for the nine months ended September 30, 2007 was $95,928 compared to $25,130 and $44,835 for the same periods in 2006.  The increase were primarily due to interest on mortgages paid by the Company.

As a result, Income (Loss) Prior to continued operations was ($487,461) for the three months ended September 30, 2007 and ($950,752) for the nine months ended September 30, 2007, compared to $136,064 and ($284,505) for the same periods in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was ($1,892,145) for the nine months ended September 30, 2007.  This was primarily related to the increase in payments on properties to be acquired.

Total short-term and long-term debt at September 30, 2007 was $9,217,030 and total shareholders’ equity was ($604,760).

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

Our significant accounting policies are described in Note B to the consolidated financial statements.  Some of those significant accounting policies require us to make difficult subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates that reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

Accounts Receivable Valuation. We value accounts receivable, net of an allowance for doubtful accounts. Each quarter, we estimate our ability to collect outstanding receivables that provides a basis for an allowance estimate for doubtful accounts. In doing so, we evaluate the age of our receivables, past collection history, current financial conditions of key customers, and economic conditions.  Based on this evaluation, we establish a reserve for specific accounts receivable that we believe are uncollectible, as well as an estimate of uncollectible receivables not specifically known.  A deterioration in the financial condition of any key customer or a significant slow down in the economy could have a material negative impact on our ability to collect a portion or all of the accounts and notes receivable.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

ITEM 3.               CONTROLS AND PROCEDURES

    The Corporation maintains and is currently undertaking actions to improve disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  As of the end of the period covered by this report, the Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Corporation’s disclosure controls and procedures.  As indicated in Note E to the Financial Statements for fiscal year ended December 31, 2006, Management was unable to account for funds sent to the European consultants which were intended for the purchase of properties in Europe. Because of this, Management has determined that there were material deficiencies in its controls and procedures over said funds. A "material weakness" is a reportable condition in which the design or operation of one or more of the specific control components have a defect or defects that could have a material adverse effect on our ability to record, process, summarize and report financial data in the financial statements in a timely manner. Such material weakness relates in this situation to management's failure to take adequate steps to insure a complete accounting of all funds sent to the Company's European consultants. While we believe we have adequate policies to cover disbursement of funds overseas, we believe implementation of these policies should be improved. The impact of the preceding condition was relevant to the years ended December 31, 2005 and 2006.  In order to alleviate this weakness, management intends to re-evaluate its policies relating to the disbursement of funds overseas and to engage additional accounting personnel both in the U.S. and Europe to document the disbursement of all funds intended for investment.  There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.               CHANGES IN SECURITIES AND USE OF PROCEEDS

    On July 23, 2007, the Company issued 987,934 shares of the Company's common stock each to Jerry Gruenbaum and Nathan Lapkin as compansation for services rendered to date valued at $0.12 per share for a total of 1,975,068 shares valued at $118,552 each.

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

Exhibit 31.1                                Certification of Jerry Gruenbaum, Chairman & CEO
Exhibit 31.2                                Certification of Nathan Lapkin, Director, President & CFO

Exhibit 32.1                                Certification of Jerry Gruenbaum, Chairman & CEO
Exhibit 32.2                                Certification of Nathan Lapkin, Director, President & CFO

(b)            Reports on Form 8-K:

    The Company filed a Form 8-K on August 13, 2007 relating to Item 1.01.  The Company stated that on or about February 16, 2007 the Company through its subsidiary Royal Invest Europe B.V., formerly known as Wah King Properties B.V. through Mr. David Havenaar of Rotterdam, the Netherlands, its Managing Director, entered into a Contract of Sale with Mr. Nielkanth Balewpersad Tewarie of Purmerend, The Netherlands as Seller, and Mr. Franciscus Adrianus Maria Faijdherbe of Amsterdam, the Netherlands as Guarantor to purchase a 2,680 m2 (approximately 28,817 square feet) commercial office building known as Sloterweg 22 in Badhoevedorp, the Netherlands for €3.475.000 (approximately $4,726,000 USD) in cash.

    The Company filed a Form 8-K on August 13, 2007 relating to Item 1.01.  The Company stated that on or about May 25, 2007 the Company through its CEO Jerry Gruenbaum of Westport, Connecticut USA and its subsidiary Royal Invest Europe B.V., through its Managing Director David Havenaar of Rotterdam, the Netherlands, entered into a binding Memorandum of Agreement with Machine Transport Midden Nederland BV, of Rijnsburg, the Netherlands; FVG BV, of Amsterdam, the Netherlands; Emile-Staete BV, of Amsterdam, the Netherlands; and Rico Staete BV, of Amsterdam, the Netherlands and E.C.M. Hoff Holding BV of Rotterdam, the Netherlands to purchase 7 properties in the Netherlands and Germany for €37.666.000 (approximately $51,225,760 USD) in cash and stock.

            The Company filed a Form 8-K on August 13, 2007 relating to Item 1.01.  The Company stated that on or about May 25, 2007 the Company entered into a Management Services Agreement with Statenconsult B.V. in which David Havenaar, the Managing Director of the Registrant’s subsidiary Royal Invest Europe B.V. is the Managing Director. Under said Management Service Agreement, the Company agreed to pay to Statenconsult approximately €10.000 (approximately $13,400 USD) per month for an indefinite period subject to one month written notice by either party to provide management of Royal Invest Europe BV, the operating subsidiary of the Company.

    The Company filed a Form 8-K on August 13, 2007 relating to Item 1.01.  The Company stated that on or about May 25, 2007 the Company entered into a Legal Service Agreement with Sec Attorneys LLC in which Jerry Gruenbaum, the CEO of the Company is the Managing Member. Under said Legal Service Agreement, the Company agreed to pay Sec Attorneys LLC €12.000 (approximately $16,320 USD) per month for one year and thereafter for an indefinite period subject to one month written notice by either party to provide legal service to the Company and to provide a CEO and CFO for the Company.

             The Company filed a Form 8-K on August 13, 2007 relating to Item 1.01.  The Company stated that on or about May 25, 2007 the Company entered into a Term Sheet Agreement with the Bank of Scotland for funding to assist with the acquisition of a mixed property investment portfolio. Under said Term Sheet the bank agrees to provide €100.000.000 (approximately $146,000,000 USD) financing, with the first drawdown of €51.150.000 (approximately $69,564,000 USD) based on an expected LTV of targeted portfolio of €62.000.000 (approximately $84,320,000 USD).

    The Company filed a Form 8-K on August 15, 2007 relating to Item 1.01.  The Company stated that on or about March 13, 2007 which was revised on July 12, 2007, the Company through its CEO Jerry Gruenbaum of Westport, Connecticut USA and its subsidiary Royal Invest Europe B.V., through its Director David Havenaar of Rotterdam, the Netherlands, entered into a binding Memorandum of Agreement with Muermans Vastgoed 46 B.V.of Herten, Roermond, the Netherlands as Seller to purchase an 18,338 m2 (approximately 197,183 square feet) commercial office building known as Schepersmaat 4, 9405 TA in Assen, the Netherlands for € 24.311.000 (approximately $33,062,960 USD) in cash and newly issued stock.

    The Company filed a Form 8-K on August 15, 2007 relating to Item 1.01.  The Company stated that on or about June 19, 2007 the Company through its CEO Jerry Gruenbaum of Westport, Connecticut USA and its subsidiary Royal Invest Europe B.V., through its Director David Havenaar of Rotterdam, the Netherlands, entered into a binding Contract of Sale with Bloemers Onroerend Goed B.V.of Oirschot, the Netherlands as Seller to purchase a commercial warehouses and office building known as J.C.Beetslaan 153 at 2131 AL Hoofddorp, the Netherlands for €6.500.000 (approximately $8,840,000 USD) in cash.

    The Company filed a Form 8-K on August 15, 2007 relating to Item 1.01.  The Company stated that on or about July 25, 2007 the Company through its CEO Jerry Gruenbaum of Westport, Connecticut USA and its subsidiary Royal Invest Europe B.V., through its Director David Havenaar of Rotterdam, the Netherlands, entered into a binding Contract of Sale with the shareholders of Alfang B.V.of Eindhoven, the Netherlands as Seller to purchaseAlfang B.V. which owns a series of mortgaged commercial properties in the Netherlands for €3.825.000 (approximately $5,202,000 USD) of which €2.500.000 in cash and €1.325.000 to be paid in newly issued stock at $1.20 per share. The properties have a yearly rental income of €1.345.162.

    The Company filed a Form 8-K on August 16, 2007 relating to Item 1.01.  The Company stated that on or about June 14, 2007 the Company through its subsidiary Royal Invest Europe B.V., by its Director David Havenaar of Rotterdam, the Netherlands, entered into a Memorandum of Understanding with Stedekroon B.V.of the Netherlands as Seller to two commercial properties, one is a 8,713 m2 (approximately 93,688 square feet) office building in Amersfoort, the Netherlands which has an annual rental income of €417.590 (approximately $559,571 USD) with Norit N.V. a subsidiary of a publicly traded tenant that has a lease contract until December 20, 2016 and the other, is a 4,402 m2 (approximately 47,333 square feet) office building with a shopping strip in Emmen, the Netherlands which has an annual rental income from four tenants, including from the national government of the Netherlands which pays €438.634 (approximately $587,770 USD) and the other tenants pay a total of €93.510 (approximately $125,303 USD), €22.231 (approximately $29,790 USD) and €30.945 (approximately $41,633 USD) for a total of €585.320 (approximately $784,329 USD), for a combined rental income of €1.003.270 (approximately $1,364,447 USD). The properties are being purchased for €13.750.000 (approximately $18,425,000 USD) for cash.

    The Company filed a Form 8-K on August 16, 2007 relating to Item 8.01.  The Company stated that on or about the 29th day of December 2006 the Company when it was called Wah King Invest Corp. acquired a company in The Netherlands called Wah King Properies B.V. On the 5th of June, the Company as a result of changing its name to Royal Invest International Corp, changed the name of its operating subsidiary from Wah King Properties B.V. to Royal Invest Europe B.V.

           The Company filed a Form 8-K on August 30, 2007 relating to Item Item 8.01.  The Company stated that on or about the 30th day of August 2006 the Company received a written notice from the Bank of Scotland that the Bank's Executive Board has preliminarily approved the Registrant's €100.000.000 funding requirement from the Bank as outlined in the term sheet as was issued by the Bank on May 25, 2007 a copy of which was filed with the SEC on Form 8-K dated August 13, 2007.

    The Company filed a Form 8-K on September 17, 2007 relating to Items 1.02 and Item 9.01.  The Company stated that on or about July 19, 2007 the Company through its subsidiary Royal Invest Europe B.V. through Mr. David Havenaar of Rotterdam, the Netherlands, its Managing Director made an acquisition when it signed a Transfer of Shares agreement in front of a civil notary in The Netherlands whereby it acquired the shares of Rico Staete B.V., a private company with limited liability whose registered office is in Amsterdam and whose place of business is at 1067 SX Amsterdam, Osdorperweg 522a, company number B.V. 236.586, from Machine Transport Midden-Nederland B.V., a private company with limited liability whose registered office is in Bunnik, the Netherlands, having its main office at 2231 HV Rijnsburg, the Netherland, Brouwerstraat 138C, entered in the commercial register of the Chamber of Commerce and Industry for Utrecht under file number 30157069, for the price of €1.038.969 (approximately $1,412,998 USD) to be paid to the Seller in accordance with the Loan Agreement from Seller to Royal Invest Europe B.V. and subject to a Pledge Agreement.

    The Company filed a Form 8-K on September 17, 2007 relating to Items 1.01 and Item 9.01.  The Company stated that on or about September 7, 2007 the Company entered into a binding Memorandum of Agreement subject to satisfactory completion of its due diligence investigation with R.I.G. Investments Limited registered at CY-Pikioni 4 P.C. 3075 Limassol Cyprus, Trade Registry No.: HE 159858, represented by Andri Athanasiuos its Managing Director to acquire 100 per cent of the shares of Glacier Gazdasagi Tanacsadó es Szolgaltató Korlatolt Felelõssegu Tarsagag, registered at 1024 Budapest, Ady Endre u. 19. Registered by the Metropolitan Court as Court of Registry under company reg. no. 01-09-677822 for €15.000.000 (approximately $20,400,000 USD) excluding transfer costs.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL INVEST INTERNATIONAL CORP.
(Registrant)

Date: November 19, 2007	By: /s/ JERRY GRUENBAUM
Jerry Gruenbaum
Chief Executive Officer and
Chairman of the Board
(Duly Authorized Officer)

Date: November 19, 2007	By: /s/ NATHAN LAPKIN
Nathan Lapkin
President and Chief
Financial Officer and Director
(Principal Financial
and Accounting Officer)