Form 10-K
period 2007-12-31
ROYAL INVEST INTERNATIONAL CORP.
filed 2008-04-15
CIK 1079574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 000-27097

ROYAL INVEST INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0215778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

595 Fifth Avenue, 4th Floor
New York, New York, USA	10017
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code (203) 557-3845

1350 Avenue of the Americas, 24th Fl
New York, New York 10019-4702
(Former Name or Former Address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act.
 Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  No ☒

Note - Checking the box above will not relieve any resistrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No 

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10- K or any amendment to this Form 10-K.   ☒

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or small reporting company.  See the definition of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes      No  ☒

                    As of April 15, 2008, the aggregate market value of the Registrant’s voting and none-voting common stock held by non-affiliates of the registrant was approximately: $10,127,446 at $0.80 price per share, based on the closing price of on the Pink Sheets.  As of April 15, 2008, there were
                    150,208,861 common stock of the registrant issued and outstanding.

                     Documents Incorporated by Reference:  None

ROYAL INVEST INTERNATIONAL CORP.

FORM 10-K

Table of Content

PART I

ITEM 1           BUSINESS

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

The Company

The Company was incorporated in the State of Delaware as part of a reorganization on May 2, 2005.  In January 2007 we changed our name to Royal Invest International Corp. (“Royal Invest”) and we trade on the OTC under the stock symbol “RIIC”.  We were originally organized on October 30, 1980, under the laws of the State of Florida as C.N.W. Corp.  We did not have any activity before 1998 and, accordingly, commencement of our development stage is considered to be at the beginning of 1998.  On July 21, 1998, we increased our capitalization from 1,000 common shares to 50,000,000 common shares. Our par value was changed from $1 to $0.001.  On July 21, 1998, we changed our name to C.N.W of Orlando Inc., and on December 28, 1998 we changed our name to GlobalNetCare, Inc.  Our direction and sole activities at that time was to operate in Canada as a medical Website.  The medical Website never totally developed.

On September 12, 2000, we acquired all the issued and outstanding shares of Cor-Bit Peripherals Inc. and BusinessWay Computer Centers Inc.  On January 31, 2001 GlobalNetCare changed its name to BusinessWay International Corporation.  By 2004 we had no operating businesses.

On December 6, 2004 we changed ours name to ICBS International Corp., reversed split all our issued shares on a five for one basis, and acquired Inter Canadian Business Services Ltd. also known as Service D’affaires Inter Canadian Ltee of Westmont, Quebec, Canada including its subsidiary Puritan Securities, Inc. of New York, New York, an SEC registered broker-dealer and a member of FINRA for 86,173,987 newly issued shares subject to voting restrictions and performance conditions.  On February 14, 2005 the acquisition of Inter Canadian Business Services Ltd. was cancelled, and we acquired back Puritan Securities, Inc. of New York, New York for 17,909,507 newly issued shares.  These shares were not subject to any voting restrictions or performance conditions.  In addition all our outstanding Class A Special Voting Shares were converted to common and the series was eliminated.  On May 9, 2005 we acquired and merged into Wah King Invest Corp., a Delaware corporation in a corporate reorganization.  In addition, we reversed split all our issued shares on a ten for one basis.  On November 15, 2005 a majority of our shareholders of record by special meeting of the shareholders approved the sale of our subsidiary Puritan Securities, Inc. to Blue Ribbon International Corp., an OTC publicly traded company that thereafter changed its name to Puritan Financial Group, Inc. (hereinafter “Puritan Financial”) for 37,500,000 preferred shares of Puritan Financial which were converted to 7,500,000 common shares of Puritan Financial after a 5 to 1 reverse.  On November 15, 2005 we issued the Puritan Financial shares as a stock dividend to our shareholders of record on November 21, 2005.

On January 26, 2007 our business focus changed.  On that date we began negotiations for the acquisition of properties and building facilities in The Netherlands and Germany.  As a consequence of the change, we changed our name to our current name Royal Invest International Corp.

Table of Content

On July 19, 2007 through our subsidiary Royal Invest Europe B.V. we acquired the shares of Rico Staete B.V. for €1,038,969 (approximately $1,412,998 USD) which owns a commercial real estate property located at Tackenweide 48, in Emmerich, Germany, consists of approximately 9.005 m2 rentable floor surface business accommodation as well as 1.478 m2 rentable floor surface office space.  The property is currently leased to Vink Kunststoffe GmbH to December 31, 2008 plus a 5 years additional option for €383,468.88 (approximately $513,848 USD) rent per year.  The property is appraised at €4,750,000 (approximately $6,460,000 USD).  The net property value is € 1,038,969 (approximately $1,412,998 USD).

On December 18, 2007 we acquired a new subsidiary called Vastgoed Beleggings Mij. Bunnik I B.V.   Thereafter, Royal Invest Europe B.V., our subsidiary transfered Royal Invest Germany Properties 1 B.V., a subsidiary of Royal Invest Europe B.V. to our subsidiary Vastgoed Beleggings Mij. Bunnik I B.V.   With the addition of Vastgoed Beleggings Mij. Bunnik I B.V., we have a total of three subsidiaries in the Netherlands, including Royal Invest Europe B.V., and Royal Invest Development and Services B.V.  Vastgoed Beleggings Mij. Bunnik I B.V. has filed with the Chamber of Commerce at The Hague allowing it to use the trade name Royal Invest Europe 2.

      On December 27, 2007 through our subsidiary Royal Invest Europe B.V., we acquired a 2,680 m2 (approximately 28,817 square feet) commercial office building known as Sloterweg 22 in Badhoevedorp, the Netherlands for €3.658.789 (approximately $5,282,194 US) in cash, excluding €228.300 Dutch real estate transfer tax and Dutch notary fees all paid for by us.

            On December 27, 2007 through our subsidiary Royal Invest Europe B.V., we acquired a 5,150 m2 (approximately 55,434 square feet) commercial office building known as Emmakade 59-60 in Leeuwarden, the Netherlands for €6.120.000 (approximately $8,835,444) excluding €374.518 buyer's costs,  The acquisition was financed in the amount of  €5.210.500 from the Bank of Scotland and an additional 623,887 newly issued common shares of our Company valued at $1.20 per share.

On December 27, 2007 through our subsidiary Royal Invest Europe B.V., we acquired 6 properties in the Netherlands, located at Mijlweg 7, in Vianen, the Netherlands; Berenkoog 53, in Alkmaar, the Netherlands; Keulsekade 21, in Utrecht, the Netherlands; Edisonweg 9, in Woerden, the Netherlands; De Schans 1802, in Lelystad, the Netherlands; and Franciscusweg 8-10, in Hilversum, the Netherlands.  These acquisitions were made for €32,916.000 (approximately $48,057,360 US) in cash and stock.  The acquisitions were financed in the amount of €26.439.250 from the Bank of Scotland and an additional 112,485,349 newly issued common shares of our Company valued at $0.10 per share.  We further signed a note with the Sellers for €1.091.257 (approximately $1,593,235.22 US) and we issued 1,000 newly preferred shares to E.C.M. Hoff Holding BV.  The preferred shares have a right to appoint one member to the Board of Directors and the right to request the Board of Directors to call for a shareholders’ meeting.

     On December 27, 2007 through our subsidiary Royal Invest Europe B.V., we acquired an 18,338 m2 (approximately 197,183 square feet) commercial office building known as Schepersmaat 4, 9405 TA Assen, the Netherlands for € 23.873.585 (approximately $34,855,434.10 USD) excluding €1.432.415 for Dutch Real Estate Transfer Tax in cash and newly issued stock.  The property which has a yearly rental income of €2,000,000 (approximately $2,680,000 USD), guaranteed by the Seller for two years, has been appraised for € 25,306,000 (approximately $33,062,960 USD). The transaction was financed in the amount of €21.510.100 (approximately $25,460,000 USD) from the Bank of Scotland and the balance of the purchase price was paid with our shares valued at $0.2078 per share for a total of 21,465,885 newly issued shares and a convertible note issued by us to the amount of  €3.500.000.

    On December 27, 2007 through our subsidiary Royal Invest Europe B.V., we acquired the shares of Alfang B.V.of Eindhoven, the Netherlands which owns a series of mortgaged commercial properties in the Netherlands for €15,251,493.48 (approximately $19,853,031.14 USD) of which we paid €13.751.493.48 in cash and we paid €1.500.000 in newly issued stock for a total of 1,687,500 sharers at $1.20 per share.  The mortgaged commercial properties were located at Parallelweg 29 in Beverwijk, The Netherlands; Kriuisweg 855, 857, 859 in Hoofddorp, The Netherlands; Schinkelwaard 20 in Alkmaar , The Netherlands; Willemstraat 47, 67, 69 in Hengelo, The Netherlands; Zuidermolenweg 7 in Amsterdam, The Netherlands; and Produktieweg 119 in Wormerveer, The Netherlands.

                On December 27, 2007 through our subsidiary Royal Invest Europe B.V., we acquired the shares of AmogB B.V. which owns a portfolio of mortgaged commercial properties in the Netherlands for €12.782.750,68 which was paid for €1.446.000 in newly shares issued by us at $1.00 per share. The remainder of the purchase price was paid in cash.

Table of Content

Business and Investment Objectives and Operating Strategies

Since our formation, our business and investment objectives have been to:

• obtain capital gain on the sale of any properties;
• make new investments in properties or joint ventures, including by, directly or indirectly, developing new properties; and
• preserve and protect the shareholders’ capital.

Our board of directors in their sole discretion, may change these investment objectives as it deems appropriate and in our best interests.  Prior to changing any of the investment objectives, the board of directors will consider, among other factors, expectations, changing market trends, management expertise and ability and the relative risks and rewards associated with any change.

We intend to reach our business and investment objectives through our acquisition and operating strategies. Our acquisition and operating strategies are to:

• focus on Continental European and Great Britain markets;
●maintain a portfolio which is diversified by property type and to some degree by geographical location;
• achieve and maintain high occupancy and increase rental rates through: (1) efficient leasing strategies, and (2) providing quality maintenance and services to tenants;
• control operating expenses through operating efficiencies and economies of scale;
• attract and retain high quality tenants;
• invest in properties that we believe offer significant growth opportunity; and
• emphasize regular repair and capital improvement programs to enhance the properties’ competitive advantages in their respective markets.

Competition

We compete with other entities to locate suitable properties for acquisition, to locate purchasers for our properties and to locate tenants to rent space at each of our properties.  Although our business is competitive, it is not seasonal.  While the markets in which we compete are highly fragmented with no dominant competitors, we face substantial competition.  This competition is generally for the retention of existing tenants at lease expiration or for new tenants when vacancies occur.  There are numerous other similar types of properties located in close proximity to each of our properties.  We maintain the suitability and competitiveness of our properties primarily on the basis of effective rents, amenities and services provided to tenants.  The amount of leasable space available in any market could have a material adverse effect on our ability to rent space and on the rents charged.  Competition to acquire existing properties from institutional investors and other publicly traded real estate limited partnerships and real estate investment trusts has increased substantially in the past several years.  In many of our markets, institutional investors, owners and developers of properties compete vigorously to acquire, develop and lease space.  Many of these competitors have substantially more resources than we do.

Table of Content

Competitive Advantages

We believe that we have competitive advantages that will enable us to be selective with respect to additional real estate investment opportunities. Our competitive advantages include:

• substantial local market expertise where we own properties;
• long standing relationships with tenants, real estate brokers and institutional and other owners of real estate in our markets; and
• fully integrated real estate operations that allow us to respond quickly to acquisition opportunities.

Investment and Financing Policies

We will consider the acquisition of additional multifamily properties, retail properties, office buildings and business centers from time to time, with our primary emphasis on office buildings and business centers.  These properties may be located anywhere within the continental Europe; however, we will continue to focus on the Netherlands and Germany.  We will evaluate all new real estate investment opportunities based on a range of factors including, but not limited to: (1) rental levels under existing leases; (2) financial strength of tenants; (3) levels of expense required to maintain operating services and routine building maintenance at competitive levels; and (4) levels of capital expenditure required to maintain the capital components of the property in good working order and in conformity with building codes, health, safety and environmental standards.  We also plan not to acquire any new properties at a capitalization rate less than five percent (5%).  Any properties we acquire in the future would be managed and financed in the same manner as the properties that we acquired in the merger, and we will continue to enforce our policy of borrowing no more than eighty-five percent (85%) of the sum of: (a) the appraised value of our fully-constructed properties and (b) the appraised value of our properties in the development stage as if those properties were completed and ninety-five percent (95%) leased.

Change in Policies

Our Company, through its board of directors, determines our dividend, investment, financing and other policies. The board of directors reviews these policies at least annually to determine whether they are being followed and if they are in the best interests of our shareholders. The board of directors may revise or amend these policies at any time without a vote of the shareholders.

Working Capital Practices

Information about our working capital practices are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Environmental Matters

We believe that our portfolio of properties complies in all material respects with all local environmental laws, ordinances and regulations regarding hazardous or toxic substances.  During the acquisitions, independent environmental consultants have conducted environmental site assessments on a majority of the properties that we acquired in the merger.  Site assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties.  These assessments may not, however, have revealed all environmental conditions, liabilities or compliance concerns.

Table of Content
Access to Company Information

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge, through our website, and by responding to requests addressed to our investor relations department, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports.  These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC. Our website address is www.royalinvestinternational.com. The information contained on our website, or on other websites linked to our website, is not part of this document.

ITEM 1A - RISK FACTORS

Factors That May Affect Our Future Results

Cautionary Statements under the Private Securities Litigation Reform Act of 1995.

Certain information included in this report or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements include information relating to anticipated operating results, financial resources, changes in revenues, changes in profitability, interest expense, growth and expansion, anticipated income to be realized from our investments in unconsolidated entities, the ability to acquire land, the ability to gain approvals and to open new communities, the ability to sell properties, the ability to secure materials and subcontractors, the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities in the future, and stock market valuations. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in presentations, on our website and in other material released to the public.

Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us may turn out to be inaccurate.  This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties.  Many factors mentioned in this report or in other reports or public statements made by us, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. The following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below, including factors unknown to us and factors known to us, which we have not determined to be material, could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

Table of Content
Our control shareholders may effectively exercise control over matters requiring shareholder approval.

As of December 31, 2007, ECM Hoff Holding BV beneficially owns approximately 49.6% of our outstanding common shares and Muermans Vast Goed Roermond BV beneficially owns approximately 39.5% of our outstanding common shares.  Together they effectively have the power to elect all of the directors and control the management, operations and affairs of our Company. Their ownership may discourage someone from making a significant equity investment in our Company, even if we needed the investment to operate our business.  Their holdings could be a significant factor in delaying or preventing a change of control transaction that other shareholders may deem to be in their best interests, such as a transaction in which the other shareholders would receive a premium for their shares over their current trading prices.

Our cash flows and results of operations could be adversely affected if legal claims are brought against us and are not resolved in our favor.

Claims have been brought against us in legal proceedings, which have not had, and are not expected to have, a material adverse effect on our business or financial condition.  Should claims be filed in the future, it is possible that our cash flows and results of operations could be affected, from time to time, by the negative outcome of one or more of such matters.

Risks Related to Our Business and Properties

We may suffer losses at our properties that are not fully covered by insurance.

We carry comprehensive liability, fire, extended coverage, terrorism and rental loss insurance covering all of our properties.  We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice.  None of the entities carry insurance for generally uninsured losses such as losses from riots, war, acts of God or mold.  Some of the policies, like those covering losses due to terrorism and floods, are insured subject to limitations involving large deductibles or co-payments and policy limits, which may not be sufficient to cover losses.  If we experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged property as well as the anticipated future cash flows from that property.  In addition, if the damaged property is subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if it was irreparably damaged.

Future terrorist attacks in Europe could harm the demand for and the value of our properties.

Future terrorist attacks in Europe, such as the attacks that occurred in London and Madrid, and other acts of terrorism or war could harm the demand for, and the value of, our properties.  A decrease in demand could make it difficult for us to renew or re-lease our properties at lease rates equal to, or above, historical rates.  Terrorist attacks also could directly impact the value of our properties through damage, destruction, loss, or increased security costs, and the availability of insurance for these acts may be limited or costly.  To the extent that our tenants are impacted by future attacks, their ability to honor obligations under their existing leases with us could be adversely affected.

Table of Content
The value of our properties are subject to risks associated with real estate assets and with the real estate industry in general.

We depend on our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control that could impact the value of our properties include:

• local oversupply, increased competition or reduction in demand for office, business centers or multifamily properties;
• inability to collect rent from tenants;
• vacancies or our inability to rent space on favorable terms;
• increased operating costs, including insurance premiums, utilities and real estate taxes;
• costs of complying with changes in governmental regulations;
• the relative illiquidity of real estate investments;
• changing market demographics; and
• inability to acquire and finance properties on favorable terms.

In addition, periods of economic slowdown or recession, rising interest rates subject to a cap limitations or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or in increased defaults under existing leases, which could adversely affect our financial condition, results of operations, cash flow, and ability to satisfy our debt service obligations.

We face significant competition, which may decrease the occupancy and rental rates of our properties.

We compete with several developers, owners and operators of commercial real estate, many of which own properties similar to ours.  Our competitors may be willing to make space available at lower prices than the space in our properties.  If our competitors offer space at rental rates below current market rates, we may lose potential tenants and be pressured to reduce our rental rates to retain an existing tenant when its lease expires.  As a result, our financial condition, results of operations, cash flow, and ability to satisfy our debt service obligations could be adversely affected.

Our debt level could expose us to the risk of default under our debt obligations.

Payments of principal and interest on borrowings could leave us with insufficient cash resources to operate our properties.  Our level of debt could have significant adverse consequences, including:

• cash flow may be insufficient to meet required principal and interest payments;
• we may be unable to borrow additional funds as needed or on favorable terms;
• we may be unable to refinance our indebtedness at maturity or the terms may be less favorable than the terms of our original indebtedness;
• we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;
• we may default on our obligations and the lenders or mortgagees may foreclose on the properties securing their loans or receiving an assignment of rents and leases;
• we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and
• default under any one of the mortgage loans with cross default provisions could result in a default on other indebtedness.

If any one of these events were to occur, our financial condition, results of operations, cash flow, our ability to satisfy our debt service obligations could be adversely affected.

Table of Content
We could incur significant costs related to government regulation and private litigation over environmental matters.

Under various laws, ordinances and regulations relating to the protection of the environment, a current or previous owner or operator of real estate may be held liable for contamination resulting from the presence or discharge of hazardous or toxic substances at that property, and may be required to investigate and clean up any contamination at, or emanating from, that property. These laws often impose liability, which may be joint and several, without regard to whether the owner or operator knew of, or was responsible for, the presence of the contaminants. The presence of contamination, or the failure to remediate contamination, may adversely affect the owner’s ability to sell, lease or develop the real estate or to borrow using the real estate as collateral. In addition, the owner or operator of a site may be subject to claims by third parties based on personal injury, property damage or other costs, including costs associated with investigating or cleaning up the environmental contamination present at, or emanating from, a site.

These environmental laws also govern the presence, maintenance and removal of asbestos containing building materials, or “ACBM.”  These laws require that ACBM be properly managed and maintained, and may impose fines and penalties on building owners or operators who fail to comply with these requirements. These laws may also allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers. Some of our properties could contain ACBM.

Some of the properties in our portfolio contain or could have contained, or are adjacent to or near other properties that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances.  These operations create a potential for the release of petroleum products or other hazardous or toxic substances.

Recent news accounts suggest that there is an increasing amount of litigation over claims that mold or other airborne contaminants have damaged buildings or caused poor health.  Mold and certain other airborne contaminants occur naturally and are present in some quantity in virtually every structure. A plaintiff could successfully establish that mold or another airborne contaminant at one of our properties causes or exacerbates certain health conditions.  We generally have no insurance coverage for the cost of repairing or replacing elements of a building or its contents that are affected by mold or other environmental conditions, or for defending against this type of lawsuit.

We may incur significant costs complying with other regulations.

Our properties are subject to various regulatory requirements, such as fire and life safety requirements. If we fail to comply with these various requirements, we may be fined or have to pay private damage awards.  We believe that our properties materially comply with all applicable regulatory requirements.  These requirements could change in the future requiring us to make significant unanticipated expenditures that could adversely impact our financial condition, results of operations, cash flow, the value of the Units, our ability to satisfy our debt service obligations and to pay distributions.

We may invest in joint ventures, which add another layer of risk to our business.

We may acquire properties through joint ventures, which could subject us to certain risks, which may not otherwise be present, if we made the investments directly. These risks include:

• the potential that our joint venture partner may not perform;
• the joint venture partner may have economic or business interests or goals that are inconsistent with or adverse to our interests or goals;
• the joint venture partner may take actions contrary to our requests or instructions or contrary to our objectives or policies;
• the joint venture partner might become bankrupt or fail to fund its share of required capital contributions;
• we and the joint venture partner may not be able to agree on matters relating to the property; and
• we may become liable for the actions of our third-party joint venture partners.

Any disputes that may arise between joint venture partners and us may result in litigation or arbitration that would increase our expenses and prevent us from focusing our time and effort on the business of the joint venture.

Table of Content
ITEM 1B           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.             PROPERTIES

General

    We own eighteen office buildings and business centers. Set forth below is a description of each property:

  ● Commercial real property located at Tackenweide 12, in Emmerich, Germany, situated on a 13,646 m2 site area (approximately 146,884 square feet), consisting of 9,005 m2 rentable floor surface (approximately 96,929 square feet) business accommodation as well as 1.478 m2 (approximately 15,909 square feet) rentable floor surface office space.

       ● Commercial real property located at Sloterweg 22 in Badhoevedorp, the Netherlands, situated on a 2,246 m2 site area (approximately 24,176 square feet), consisting of 2,680 m2 (approximately 28,817 square feet) rentable floor surface office space.

● Commercial real property located at Mijlweg 7, in Vianen, the Netherlands situated on a 3,918 m2 site area (approximately 42,173 square feet), consisting  of 652 m2 rental floor surface (approximately 7,018 square feet) business accomodation as well as 2.227 m2 (approximately 23,971 square feet) rentable floor surface office space.

● Commercial real property located at De Berenkoog 53, in Alkmaar, the Netherlands situated on a 2,995 m2 site area (approximately 32,238 square feet), consisting  of 1,334 m2 rental floor surface (approximately 14,359 square feet) business accomodation as well as 676 m2 (approximately 7,276 square feet) rentable floor surface office space.

● Commercial real property located at Keulsekade 216, in Utrecht, the Netherlands situated on a 11,565 m2 site area (approximately 124,485 square feet), consisting  of 7,771 m2 rental floor surface (approximately 83,646 square feet) business accomodation as well as 1,233 m2 (approximately 13,272 square feet) rentable floor surface office space.

● Commercial real property located at Edisonweg 9, in Woerden, the Netherlands situated on a 762 m2 site area (approximately 8,202 square feet), consisting  of 775 m2 (approximately 8,342 square feet) rentable floor surface office space.

● Commercial real property located at De Schans 1802, in Lelystad, the Netherland situated on a 1,658 m2 site area (approximately 17,847 square feet), consisting  of 900 m2 rental floor surface (approximately 9,688 square feet) warehouse/storage space, 491 m2 rental floor surface (approximately 5,285 square feet) business accomodation as well as 1,728 m2 (approximately 18,600 square feet) rentable floor surface office space.

● Commercial real property located at Franciscusweg 8-10, in Hilversum, the Netherlands situated on a 12,129 m2 site area (approximately 130,556 square feet), consisting  of 1,550 m2 rental floor surface (approximately 16,684 square feet) business accomodation as well as 10,266 m2(approximately 110,502 square feet) rentable floor surface office space.

● Commercial real property located at Schepersmaat 4, in Assen, the Netherlands, situated on a 39,344 m2 site area (approximately 423,495 square feet), consisting  of 400 m2 rental floor surface (approximately 4,306 square feet) warehouse/storage space as well as 17,938 m2(approximately 193,083 square feet) rentable floor surface office space.

Table of Content
               ● Commercial real property located at Parallelweg 29 in Beverwijk, The Netherlands situated on a 4,808 m2 site area (approximately 51,753 square feet), consisting  of 2,975 m2 rental floor surface (approximately 32,023 square feet) rentable floor surface office space.

           ● Commercial real property located at Kriuisweg 855, 857, 859 in Hoofddorp, The Netherlands situated on a 4,470 m2 site area (approximately 48,115 square feet), consisting  of 1,881 m2 rental floor surface (approximately 20,247 square feet) rentable floor surface office space.

               ● Commercial real property located at Schinkelwaard 20 in Alkmaar, The Netherlands situated on a 1,626 m2 site area (approximately 17,502 square feet), consisting  of 2,576 m2 rental floor surface (approximately 27,728 square feet) rentable floor surface office space.

           ● Commercial real property located at Willemstraat 47, 67, 69 in Hengelo, The Netherlandsc situated on a 1,247 m2 site area (approximately 13,423 square feet), consisting  of 1,680 m2 rental floor surface (approximately 18,083 square feet) rentable floor surface office space.

           ● Commercial real property located at Zuidermolenweg 7 in Amsterdam, The Netherlands situated on a 900 m2 site area (approximately 9,688 square feet), consisting  of 1,250 m2 rental floor surface (approximately 13,455 square feet) rentable floor surface office space.

           ● Commercial real property located at Emmakade 59-60 in Leeuwarden, The Netherlands situated on a 2,234 m2 site area (approximately 24,047 square feet), consisting  of 617 m2 rental floor surface (approximately 6,641 square feet) warehouse/storage space as well as 4,533 m2(approximately 48,793 square feet) rentable floor surface office space.

           ● Commercial real property located at Produktieweg1 in Roermond, The Netherlands situated on a 6,075 m2 site area (approximately 65,391 square feet), consisting  of 4,012 m2 rental floor surface (approximately 43,185 square feet) rentable floor surface office space.

           ● Commercial real property located at Stuartweg 2 in Vianen, The Netherlands situated on a 12,366 m2 site area (approximately 133,107 square feet), consisting  of 1,885 m2 rental floor surface (approximately 20,290 square feet) business accomodation as well as 3,120 m2(approximately 33,583 square feet) rentable floor surface office space.

           ● Commercial real property located at Nieuwzeelandweg 10 in Amsterdam, The Netherlands situated on a 5,865 m2 site area (approximately 63,130 square feet), consisting  of 635 m2 rental floor surface (approximately 6,835 square feet) warehouse/storage space, 996 m2 rental floor surface (approximately 10,721 square feet) business accomodation as well as 220 m2(approximately 2,368 square feet) rentable floor surface office space.

A summary of the office buildings and business centers we own:
	Property		Total Lettable Floor Area (m2)	Rentable Floor Warehouse / Storage (m2)	Rentable Floor Business Accommod. (m2)	Rentable Floor Office Space (m2)	Total Site Area (m2)	Total Lettable Floor Area (ft2)	Rentable Floor Warehouse / Storage (ft2)	Rentable Floor Business Accommod. (ft2)	Rentable Floor Office Space (ft2)	Total Site Area (ft2)
Alfang BV	Hoofddorp	Kruisweg 855-859	1,881			1,881	4,470	20,246.9			20,246.9	48,114.7
Alfang BV	Hengelo	Willemstraat 47, 67 en 69	1,680			1,680	1,247	18,083.4			18,083.4	13,422.6
Alfang BV	Beverwijk	Parallelweg 29	2,975			2,975	4,808	32,022.6			32,022.6	51,752.9
Alfang BV	Alkmaar	Schinkelwaard 20	2,576			2,576	1,626	27,727.8			27,727.8	17,502.1
Alfang BV	Amsterdam	Zuidermolenweg 7	1,250			1,250	900	13,454.9			13,454.9	9,687.5
Amogb BV	Roermond	Productieweg 1	4,012			4,012	6,075	43,184.8			43,184.8	65,390.8
Amogb BV	Vianen	Stuartweg 2	5,005		1,885	3,120	12,366	53,873.4		20,290.0	33,583.4	133,106.5
Amogb BV	Amsterdam	Nieuwzeelandweg 10	1,851	635	996	220	5,865	19,924.0	6,835.1	10,720.9	2,368.1	63,130.3
RIE	Woerden	Edisonweg 9	775		0	775	762	8,342.0			8,342.0	8,202.1
RIE	Vianen	Mijlweg 7	3,472	593	652	2,227	3,918	37,372.3	6,383.0	7,018.1	23,971.2	42,173.0
RIE	Utrecht	Keulsekade 216	9,004		7,771	1,233	11,565	96,918.2		83,646.3	13,271.9	124,484.6
RIE	Lelystad	De Schans 1802	3,119	900	491	1,728	1,658	33,572.6	9,687.5	5,285.1	18,600.0	17,846.6
RIE	Alkmaar	De Berenkoog 53	2,010		1,334	676	2,995	21,635.5		14,359.1	7,276.4	32,237.9
RIE	Hilversum	Franciscusweg 8-10	11,816		1,550	10,266	12,129	127,186.4		16,684.1	110,502.3	130,555.5
RIE	Badhoevedorp	Sloterweg 22	2,680			2,680	2,246	28,847.3			28,847.3	24,175.7
RIE	Leeuwarden	Emmakade 59-60	5,150	617		4,533	2,234	55,434.1	6,641.3		48,792.8	24,046.6
RIE	Assen	Schepersmaat 4	18,338	400		17,938	39,344	197,388.6	4,305.6		193,083.0	423,495.3
RIGP1 BV	Emmerich	Tachenweide 12	10,483		9,005	1,478	13,646	112,838.1		96,929.0	15,909.1	146,884.3

		Total	88,077	3,145	23,684	61,248	127,854	948,052.9	33,852.5	254,932.4	659,268.0	1,376,208.9

Table of Content
Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings	25-40 years
Improvements	10 years
Equipment	5 years

Corporate Headquarters

The following properties are used in the operation of our business:

Our principal executive offices are located at 595 Fifth Avenue, 4th Floor, New York, New York 10017, in the United States of America.  Our principal administrative offices for our European operations are located at Ditlaar 7, 1066 EE Amsterdam, 1070 AC Amsterdam, The Netherlands.  We pay no rent at this time.

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

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwisw, during the fourth quarter of the year ended December 31, 2007.

Table of Content

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 31, 2007, there were approximately 115 shareholders of record of our common stock.  Our common stock currently is available for trading on the OTC under the symbol “RIIC.”

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

	Three Months Ended
	March 31	June 30	September 30	December 31
2007
High	$0.34	$0.15	$1.75	$1.75
Low	$0.10	$0.13	$0.11	$0.25

2006
High	$1.01	$0.55	$0.85	$0.75
Low	$0.17	$0.10	$0.15	$0.15

Preferred Stock

The company has 1,000,000 of preferred stock authorized with a par value of $0.001.  1,000 are issued and outstanding to E.C.M. Hoff Holding BV.  The preferred shares have a right to appoint one member to the Board of Directors and the right to request the Board of Directors to call for a shareholders’ meeting.

Transfer Agent

The Company’s transfer agent and registrar of the common stock is:

Interwest Transfer Company, Inc.
1981 East Murray Holladay Road, Suite 100
P.O. Box 17136
Salt Lake City, UT 84117
Phone: (801) 272-9294

Table of Content
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

Recent Sales of Unregistered Securities

The following is information for all securities that the Company sold during its current fiscal year ended December 31, 2007.  Information with respect to previously reported sales prior to January 1, 2007 may be found in the Company’s prior year filings.

Table of Content

                 On June 5, 2007, the Company sold 5,000,000 shares of the Company's common stock for Five Hundred Thousand Dollars ($500,000) to Muermans Vast Goed Roermond BV.

 On July 23, 2007, the Company issued 987,934 shares of the Company's common stock each to Jerry Gruenbaum and Nathan Lapkin as compansation for services rendered to date valued at $0.12 per share for a total of 1975,868 shares valued at $118,552 each.

                 On December 20, 2007, the board of directors approved the conversion of $408,000 of loans from related parties to 544,000 shares of the Company’s Common Stock at a conversion price of $0.75 per share.

                 On December 27, 2007, the Company issued the following shares of common stock in consideration of various acquisitions:

Alfang B.V.	1,687,500 shares	at $1.20 per share
AmogB B.V.	2,190,000 shares	at $1.00 per share
Muermans Vast Goel BV	21,465,885 shares	at $0.2078 per share
ECM Hoff	112,485,349 shares	at $0.10 per share
Kuiper Groep B.V.	623,887 shares	at $1.20 per share

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

ITEM 6.             SELECTED FINANCIAL DATA

                 The following table sets forth our selected financial data for 2007 and 2006.  The combined financial information is presened to provide a basis for discussion.  We have derived the statement of operations and balance sheet data for the years ended December 31, 2007 and 2006 from our audited financial statements.

Table of Content

	Year Ended December 31,
	2007	2006
STATEMENT OF OPERATIONS DATA
REVENUES:
Base Rents	$267,178	$-

Total revenues	267,178	-

EXPENSES:
Operating Services	123,118	-
Real Estate Taxes	8,669	-
Compensation - Related Parties	610,104	-
General and Administrative	764,785	53,828
Fair Value Adjustment on Property	200,467	-
Expenses incured in acquisitions	142,117	181,050
Depreciation	66,520	-

Total operating expenses	1,915,780	234,878

OPERATING LOSS	(1,648,602)	(234,878)

OTHER INCOME (EXPENSES)
Interest Income	20,192	-
Interest Expense	(377,681)	32,380
Change in Value of Derivative Liability	(1,798,095)	-
Currency Gain	9,392	-
Amortization - Deferred Financing Costs	21,211	-
	(2,167,403)	(32,380)

Loss From Continuing Operations Before Income Taxes	(3,816,005)	(267,258)
Provision for Income Taxes	11,191	-

Loss from continuing operations	(3,827,196)	(267,258)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	(73,116)

NET LOSS	$(3,827,196)	$(340,374)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.40)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	9,672,430	4,236,372

BALANCE SHEET DATA
Land, buildings and amenities, net	149,714,314	-
Total assets	154,802,469	-
Mortgages and notes payable	127,253,295	285,000

Table of Content

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

b
This section provides our Management’s Discussion and Analysis of Financial Condition and Results of Operations (‘‘MD&A”).

The following discussion should be read in conjunction with the financial statements and supplementary data appearing in Part II, Item 8.

Critical Accounting Policies

General

A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’).  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Impairment and Valuation

Statement of Financial Accounting Standards (‘‘SFAS’’) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,’’ specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If this review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures, interest rates and recent appraisals when available.  The capitalization rate used to determine property valuation is based on among others, the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

The mergers was accounted for using the purchase method of accounting in accordance with SFAS No. 141 ‘‘Business Combinations.’’  Royal Invest Europe BV was treated as the purchasing entity.  For the merger, the portion of the assets and liabilities acquired from unaffiliated third parties was adjusted to reflect its fair market value.  That portion owned by affiliates of the Company was reflected at historical cost.

In accordance with SFAS No. 141, we allocate the purchase price of each acquired investment property among land, buildings and improvements, other intangibles, including acquired above market leases, acquired below market leases and acquired in place lease origination cost which is the market cost avoidance of executing the acquired leases.  Allocation of the purchase price is an area that requires complex judgments and significant estimates.  We use information contained in third-party appraisals as the primary basis for allocating the purchase price between land and buildings.  A pro rata portion of the purchase price is allocated to the value of avoiding a lease-up period for acquired in-place leases.  The value of in-place leases is amortized to expense over the remaining initial term of the respective leases.  A portion of the purchase price is allocated to the estimated lease origination cost based on estimated lease execution costs for similar leases and considered various factors including geographic location and size of leased space.  We then evaluate acquired leases based upon current market rates at the acquisition date and various other factors including geographic location, size and the location of leased space within the property, tenant profile and the credit risk of the tenant in determining whether the acquired lease is above or below market.  After acquired leases are determined to be at, above or below market, we allocate a pro rata portion of the purchase price to any acquired above or below market lease based upon the present value of the difference between the contractual lease rate and the estimated market rate.  We also consider an allocation of purchase price to in-place leases that have a customer relationship intangible value.  The characteristics we consider in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant and the tenant’s credit quality and expectations of lease renewals.  We did not have any tenants with whom we have identified a developed relationship that we believe had any intangible value.

Recognition of Rental Income

Under GAAP, we are required to recognize rental income based on the effective monthly rent for each lease.  The effective monthly rent is equal to the average monthly rent during the term of the lease, not the stated rent for any particular month.  The process, known as ‘‘straight-lining’’ or ‘‘stepping’’ rent generally has the effect of increasing rental revenues during the early phases of a lease and decreasing rental revenues in the latter phases of a lease.  If rental income calculated on a straight-line basis exceeds the cash rent due under the lease, the difference is recorded as an increase in deferred rent receivable and included as a component of accounts receivable on the relevant balance sheet.  If the cash rent due under the lease exceeds rental income calculated on a straight-line basis, the difference is recorded as a decrease in deferred rent receivable and is recorded as a decrease of accounts receivable on the relevant balance sheet.  We defer recognition of contingent rental income, such as percentage or excess rent, until the specified target that triggers the contingent rental income is achieved.  We periodically review the collectability of outstanding receivables.  Allowances are generally taken for tenants with outstanding balances due for a period greater than ninety days and tenants with outstanding balances due for a period less than ninety days but that we believe are potentially uncollectible.

Recognition of Lease Termination Income

We recognize lease termination income upon receipt of the income.  We accrue lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

Cost Capitalization and Depreciation Policies

We review all expenditures and capitalize any item exceeding $2,500 deemed to be an upgrade or a tenant improvement with an expected useful life greater than one year.  Land, buildings and amenities are stated at cost.  Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets.  Buildings and improvements have estimated useful lives between 25-40 years, land improvements have estimated useful lives of 10 years and amenities have estimated useful lives of 5 years.  Acquired above and below market leases are amortized on a straight-line basis over the life of the related leases as an adjustment to rental income.  Acquired in place lease origination cost is amortized over the life of the lease as a component of amortization expense.

Table of Content

Liquidity and Capital Resources

                 Our most liquid asset is our cash.  Operating income generated by the properties will be the primary source from which we generate cash.  Our main uses of cash will relate to capital expenditures, required payments of mortgages and notes payable, distributions and property taxes.

Cash Flow from Operating Activities

Net cash used in operating activities decreased from approximately ($167,602)  for the year ended December 31, 2006 to approximately $(228,877) for the year ended December 31, 2007.  The decrease is primarily the result of an increased loss from continuing operations from approximately $(267,258) for the year ended December 31, 2006 to approximately $(3,827,196) and an increase in accounts payable from approximately $42,516 for the year ended December 31, 2006 to approximately $1,084,783 for the year ended December 31, 2007.  One of the most significant components of this an increase is an increase in the general and adminstrative expenses from approximately $53,828 for the year ended December 31, 2006 to approximately $764,785 for the year ended December 31, 2007, and a change in value of derivative liability $0 for the year ended December 31, 2006 to approximately $1,798,095 for the year ended December 31, 2007.

Cash Flow from Investing Activities

Net cash used in investing activities increased from approximately $0  for the year ended December 31, 2006 to approximately $206,753 for the year ended December 31, 2007.

Cash Flow from Financing Activities

Net cash provided by financing activities increased  from approximately $226,836 for the year ended December 31, 2006 to approximately $499,638 for the year ended December 31, 2007.  The increase is primarily the result of an increase from the sale of common stock from $0 for the year ended December 31, 2006 to approximately $500,000 for the year ended December 31, 2007 and a decrease from the proceeds from loans payable to related party from $220,000 for the year ended December 31, 2006 to approximately $0 for the year ended December 31, 2007.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were approximately $176,765  on December 31, 2007.

Property Transactions

Acquisitions

During the year ended December 31, 2007, we had property acquisitions summarized as follows:
Property Address	Location	Our Ownership	Date of Purchase	Open Market Value in Euros	Open Market Value in US Dollars*
Tackenweide 48	Emmerich, Germany	100%	July 19, 2007	€4.750.000	$7.505.000
Sloterweg 22	Badhoevedorp, the Netherlands	100%	December 27, 2007	3.532.000	5,580,560
Mijlweg 7	Vianen, the Netherlands	100%	December 27, 2007	2.571.000	4,062,180
Berenkoog 53	Alkmaar, the Netherlands	100%	December 27, 2007	1.461.000	2,308,380
Keulsekade 216	Utrecht, the Netherlands	100%	December 27, 2007	4.723.000	7,462,340
Edisonweg 9	Woerden, the Netherlands	100%	December 27, 2007	774.000	1,222,920
De Schans 1802	Lelystad, the Netherland	100%	December 27, 2007	2.821.000	4,457,180
Franciscusweg 8-10	Hilversum, the Netherlands	100%	December 27, 2007	19.098.000	30,174,840
Schepersmaat 4	Assen, the Netherlands	100%	December 27, 2007	25.306.000	39,983,480
Parallelweg 29	Beverwijk, The Netherlands	100%	December 27, 2007	4,209,000	6,650,220
Kriuisweg 855, 857, 859	Hoofddorp, The Netherlands	100%	December 27, 2007	3.351.000	5,294,580
Schinkelwaard 20	Alkmaar, The Netherlands	100%	December 27, 2007	4.161.000	6,574,380
Willemstraat 47, 67, 69	Hengelo, The Netherlands	100%	December 27, 2007	2.086.000	3,295,880
Zuidermolenweg 7	Amsterdam, The Netherlands	100%	December 27, 2007	1.292.000	2,041,360
Emmakade 57-59	Leeuwarden, The Netherlands	100%	December 27, 2007	6.130.000	9,685,400
Produktieweg 1	Roermond, The Netherlands	100%	December 27, 2007	3.816.000	6,029,280
Stuartweg 2	Vianen, The Netherlands	100%	December 27, 2007	7.017.000	11,086,860
Nieuwzeelandweg 10	Amsterdam, The Netherlands	100%	December 27, 2007	2.238.000	3,536,040
Total open market value				€99.336.000	$156,950,880

            * We have appraisals for the property for open market value in Euros.  The open market value was converted to dollars at a conversion rate of 1 Euro = 1.58 Dollars as of March 31, 2008.

         Dispositions

                 During the year ended December 31, 2007, we had no property disposition.

Table of Content

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007 AS COMPARED TO DECEMBER 31, 2006,

AS COMPARED TO DECEMBER 31, 2005

This section includes our actual results of operations for the years ended December 31, 2007 and 2006.  As of December 31, 2007, we owned wholly 18 commercial properties.  We generate substantially all of our operating income from property operations.

	2007	2006

Revenues	$267,178	$-

Operating Services	123,118	-
General and Administrative Expenses	764,785	53,828
Expenses Incurred in Seeking Acquisitions	142,117	181,050
Compensation - Related Parties	610,104	-
Fair Value Adjustment on Property	200,467	-
Other Expenses	75,189	-

Operating Loss	(1,915,780)	(234,878)

Net Other Expenses	(2,167,403)	(32,380)

Net Loss Before Taxes from Continuing Operations	(3,816,005)	(267,258)
Provision for Income Taxes	11,191	-
Net Loss from Continued Operations	(3,827,196)	(267,258)
Loss from Discontinued Operations	-	(73,116)
Loss on Disposal of Discontinued Operations	-	-
Net Loss	$(3,827,196)	$(340,374)

Our net loss for the two years ended December 31, 2007 and 2006 $3,827,196, and $340,374, respectively.  Rental income increased by $267,178 due to the 2007 acquisitions of various real properties.

Rental Income and Tenant Reimbursements

Rental income from continuing operations for the years ended December 31, 2007 and 2006 were approximately $267,178 and $0, respectively.  The increase of approximately $267,178, was primarily the result of the acquiring of properties in 2007.

General and Administrative Expenses

General and administrative expenses from continuing operations for the years ended December 31, 2007 and 2006 were approximately $764,785 and $53,828, respectively.  The increase of approximately $710,957 was primarily the result of the acquiring of properties in 2007.

Table of Content

Expenses Incurred in Seeking Acquisitions

Expenses incurred in seeking acquisitions for the years ended December 31, 2007 and 2006 were approximately $142,117  and $181,050, respectively.  The decrease of approximately $38,993 was primarily due to the write off of consulting fees for unsucessful acquisition targets in 2006.

Property Taxes

Property taxes from continuing operations for the years ended December 31, 2007 and 2006 were approximately $8,669 and $0, respectively.  The increase of $8,669, was primarily the result of the acquiring of properties in 2007.

Depreciation

Depreciation expense from continuing operations for the years ended December 31, 2007 and 2006 was approximately $66,520 and $0, respectively.  The increase of $66,520, is primarily the result of the acquiring of properties in 2007.

Interest Expense

Interest expense from continuing operations for the years ended December 31, 2007 and 2006 was approximately $377,681 and $32,380, respectively.  The increase of $341,301, was primarily the result of acquiring additional debt with the 2007 acquisitions of various real estate properties in The Netherlands for a total market value of €99.336.000 (approximately $156,950,880 US) which was financed by a new mortgage for €82,761,331 (approximately $121,899,164 US) from the Bank of Scotland and SNS Bank.

Table of Content

Contractual Obligations and Commercial Commitments

Following is an overview of the Company’s mortgages as of December 31, 2007:

			Principal Balance at
		Interest	December 31, 2007
Property Name	Lender	Rate	in Euros	in Dollars****	Maturity
Kruisweg 855-859	Bank of Schotland PLC	*	€2,465,000	$3,630,699	December 27, 2013
Willemstraat 47, 67 en 69	Bank of Schotland PLC	*	1,769,700	2,606,591	December 27, 2013
Parallelweg 29	Bank of Schotland PLC	*	3,581,050	5,274,529	December 27, 2013
Schinkelwaard 20	Bank of Schotland PLC	*	3,521,550	5,186,891	December 27, 2013
Zuidermolenweg 7	Bank of Schotland PLC	*	1,099,900	1,620,043	December 27, 2013
Productieweg 1	Bank of Schotland PLC	*	3,223,200	4,747,451	December 27, 2013
Stuartweg 2	Bank of Schotland PLC	*	5,965,300	8,786,290	December 27, 2013
Nieuwzeelandweg 10	Bank of Schotland PLC	*	1,903,150	2,803,150	December 27, 2013
Edisonweg 9	Bank of Schotland PLC	*	657,900	969,021	December 27, 2013
Mijlweg 7	Bank of Schotland PLC	*	2,185,350	3,218,802	December 27, 2013
Keulsekade 216	Bank of Schotland PLC	*	3,723,000	5,483,607	December 27, 2013
De Schans 1802	Bank of Schotland PLC	*	2,397,850	3,531,793	December 27, 2013
De Berenkoog 53	Bank of Schotland PLC	*	1,241,850	1,829,121	December 27, 2013
Franciscusweg 8-10	Bank of Schotland PLC	*	16,233,300	23,910,028	December 27, 2013
Sloterweg 22	Bank of Schotland PLC	*	3,002,200	4,421,940	December 27, 2013
Emmakade 59-60	Bank of Schotland PLC	*	5,210,500	7,674,545	December 27, 2013
Schepersmaat 4	Bank of Schotland PLC	*	21,510,100	31,682,226	December 27, 2013
Tachenweide 12	SNS Bank	**	3,070,431	4,522,438	Mature ***
Total Mortgages			€82,761,331	$121,899,164

*	Variable Interest Rate (Quarterly Euribor + 1,32%). First Interest Payment is due at April 15, 2008
**	Variable Interest Rate (Monthly Euribor + 2%). At December 31, 2007 this was 6,822%
***	Royal Invest Europe is currently negotiating with the Bank of Schotland to refinance this object under the terms of the current Facility Agreement
****	Currency exchange rate for December 31, 2007 EUR € to US $ = 1.47290

At December 31, 2007, the Properties are leased to tenants under operating leases with various expiring dates through 2023. The lease provides for annual base rents and the pass-through of charges for electrical usage.

Future minimum rentals to be received under non-cancelable operating leases at December 31, 2007 are as follows:

Year	Amount
2008	$11.169.393
2009	$10.075.898
2010	$7.179.768
2011	$5.648.026
2012	$5.543.337

Total	$39.616.422

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regard to financial instruments is expected to be our exposure to changes in interest rates.  We refinanced substantially all of our debt acquired at the time of our merger with instruments, which bear a variable interest set quarterly at Euribor +1,32%.  A minimum of 65% of the facility is subject to a hedging contract; 20% is capped, and the remaining 15% is subject to market conditions.

Table of Content

ITEM 8    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTENTS
______________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm	Page 24

Consolidated Balance Sheets	25

Consolidated Statements of Operations	27

Consolidated Statements of Cash Flows	28

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	30

Notes to Consolidated Financial Statements	31

Table of Content

MEYLER & COMPANY, LLC
Certified Public Accountants
One Arin Park
1715 Highway 35
Middletown, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Royal Invest International Corp.
Amsterdam, The Netherlands

We have audited the accompanying consolidated balance sheets of Royal Invest International Corp. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2007. Royal Invest International Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royal Invest International Corp. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Meyler & Company, LLC

Middletown, NJ
April 12, 2008

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2007	2006
ASSETS

Rental Property
Land	$25,169,240	$-
Buildings	122,386,233	-
Improvements	2,154,076	-
Equipment	78,072	-
	149,787,621	-
Less - accumulated depreciation	(73,307)	-
Net Investment in Rental Property	149,714,314	-

Cash and Cash Equivalents	176,765	-
Accounts Receivable	681,492	-
Unbilled Rent Receivable	153,124	-
Net VAT Receivable	196,553	-
Income Tax Receivable	167,559	-
Prepaid Expenses	296,169	-
Security Deposits	221,767	-
Deferred Financing Costs, Net	3,194,726	-

TOTAL ASSETS	$154,802,469	$-

The accompanying notes to financial statements are an integral part of these statements.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Mortgages Payable	$121,899,165	$-
Accounts Payable	3,072,789	46,778
Accrued Expenses and other Liabilities	28,519	362
Accrued Interest	77,977	32,381
Income Taxes Payable	73,363	2,452
Loans Payable - Related Party	110,835	12,724
Loans Payable - Other	381,662	-
Convertible Notes	5,354,130	285,000
Rents Received in Advance	327,910	-
Deferred Income Taxes	1,391,165	-
Minority Interest	593,726	-
Derivative Liability	3,645,379	-

TOTAL LIABILITIES	136,956,620	379,697

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 1,000,000 shares authorized; 1,000 shares issued and outstanding	1	-
Common Stock, $0.001 par value; 300,000,000 shares authorized; issued and outstanding 150,208,861 and 4,236,372 at December 31, 2007 and 2006, respectively	150,209	4,236
Additional Paid-In Capital	22,282,703	610,763
Accumulated Other Comprehesive Income	234,824	-
Accumulated Deficit	(4,821,892)	(994,696)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	17,845,849	(379,697)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$154,802,469	$-

The accompanying notes to financial statements are an integral part of these statements.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,
	2007	2006
REVENUES:
Base Rents	$267,178	$-
		-

EXPENSES:
Operating Services	123,118	-
Real Estate Taxes	8,669	-
Stock-based Compensation	610,104	-
General and Administrative	764,785	53,828
Fair Value Adjustment on Property	200,467	-
Expenses incurred in acquisitions	142,117	181,050
Depreciation	66,520	-

Total Expenses	1,915,780	234,878

OPERATING LOSS	(1,648,602)	(234,878)

OTHER INCOME (EXPENSES)
Interest Income	20,192	-
Interest Expense	(377,681)	(32,380)
Change in Value of Derivative Liability	(1,798,095)	-
Currency Gain	9,392	-
Amortization - Deferred Financing Costs	(21,211)	-
	(2,167,403)	(32,380)

Loss From Continuing Operations Before Income Taxes	(3,816,005)	(267,258)
Provision for Income Taxes	11,191	-

LOSS FROM CONTINUING OPERATIONS	(3,827,196)	(267,258)

DISCONTINUED OPERATIONS:
Loss from discontinued operations		(73,116)

NET LOSS	$(3,827,196)	$(340,374)

NET LOSS PER COMMON SHARE - Basic and Diluted
From Continuing Operations	$(0.40)	$(0.06)
From Discontinued Operations	-	(0.02)
	$(0.40)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	9,672,430	4,236,372

The accompanying notes to financial statements are an integral part of these statements.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from Continuing Operations	$(3,827,196)	$(267,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	66,520	-
Share-based Compensation	237,104
Change in Value of Derivative Liability	1,798,095
Fair Value Adjustment on Property	200,467
Currency Gain	(9,392)
Amortization - Deferred Financing Costs	21,211
Deferred Income Tax	11,191

Changes in operating assets and liabilities
Decrease in Accounts Receivable	89,227
Decrease in Net VAT Receivable	23,897
Decrease Income Tax Receivable	4,594
Increase in Accounts Payable	1,084,783	42,516
Increase in Accrued Expenses and Other Liabilities	1,567	1,452
Increase in Accrued Interest	45,596	55,688
Increase in Income Taxes Payable	14,354
Increase in Rents Received in Advance	9,105
Cash used in continuing operations	(228,877)	(167,602)

Discontinued Operations:
Loss before income taxes	-	(73,116)

Net cash used in operating activities	(228,877)	(240,718)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Acquired in Acquisitions	206,753	-
Net cash provided by investing activities	206,753	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(362)	362
Proceeds from loans payable related party		38,474
Proceeds from Convertible Notes Payable		220,000
Payments on Convertible Notes Payable		(32,000)
Issuance of Common Stock	500,000
Net cash provided by financing activities	499,638	226,836

Net (decrease) increase in cash and cash equivalents	477,514	(13,882)

Adjustment for change in exchange rate	(300,749)

Cash and cash equivalents, beginning of period	-	13,882

Cash and cash equivalents, end of period	$176,765	$-

The accompanying notes to financial statements are an integral part of these statements

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIATED STATEMENTS OF CASH FLOWS (CONTINUED)

	FOR THE YEARS ENDED DECEMBER 31,
	2007	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR
Interest	-	-
Taxes	-	-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Assets Acquired and Liabilities Assumed in Acquisition of Subsidiaries
Acquisition of RIGP1B.V. (Rico Staete)
Cash	46,213
Land	567,176
Building	5,303,146
Accounts Receivable	153,725
Net VAT Receivable	39,209
Dutch Tax Receivable	20,893
Mortgage Payable	(4,647,976)
Accounts Payable	(110,114)
Accrued Expenses and other Liabilites	(16,844)
Income Tax Payable - Germany	(59,009)
Note Payable on Acquisition of Rico Staete B.V.
Other
Rent Received in Advance	(235,815)

Acquisition of RIDP1 (Alfang B.V.)
Cash	585,567
Land	2,690,952
Buildings & Improvements	16,549,353
Accounts Receivable	574,425
Net VAT Receivable	4,405
Dutch Tax Receivable	146,930
Mortgage Payable	(16,422,088)
Accounts Payable	(31,040)
Accrued Expenses and other Liabilites	(9,590)
Loans Payable	(2,376,776)
Deferred Income Taxes	(42,403)
Other
Rent Received in Advance	(281,393)

Acquisition of RIDP2 (AmogB B.V.)
Land	3,658,336
Building	14,082,766
Accounts Receivable	8,974
Prepaid Expense	42,267
Dutch Tax Receivable	1,945
Mortgage Payable	(10,986,557)
Accounts Payable	(410)
Loans Payable	(799,794)
Deferred Income Taxes	(1,072,257)
Rent Received in Advance	(8,753)

Acquisition of real estate
Land	17,247,659
Building	83,810,746
Capiatalized Loan Costs	3,217,070
Other	3,546
Mortgages Payable	(82,721,083)
Convertible Debt	(6,628,398)
Preferred & Common Stock	(14,929,540)

Other
Debt Converted into Common Stock	408,000

The accompanying notes to financial statements are an integral part of these statements.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

DECEMBER 31, 2007

						Aditional			Total
	Preferred Stock			Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount		Shares	Amount	Capital	Income	Deficit	Equity (Deficit)

Balance at December 31, 2005		$		4,236,372	$4,236	$580,696	$-	$(654,322)	$(69,390)

Reduction of accrued interest						30,067			30,067

Net Loss for the Year Ended December 31, 2006								(340,374)	(340,374)

Balance at December 31, 2006				4,236,372	4,236	610,763	-	(994,696)	(379,697)

Issuance of common stock for cash at $0.10 per share				5,000,000	5,000	495,000			500,000

Issuance of common stock to CEO and CFO for services rendered at $0.12 per share				1,975,868	1,976	235,128			237,104

Conversion of debt to common stock at $0.75 per share				544,000	544	407,456			408,000

Issuance of common stock for the acquisition of Amogb B.V. at $1.00 per share				2,190,000	2,190	2,187,810			2,190,000

Issuance of common stock for the acquisition of Alfang B.V. at $1.20 per share				1,687,500	1,687	2,023,313			2,025,000

Issuance of common stock for the acquisition of Muermans properties at $0.2078 per share				21,465,885	21,466	4,439,145			4,460,611

Issuance of common stock for debt owed for Rico Staete B.V. acquisition at $0.10 per share				15,282,696	15,283	1,512,987			1,528,270

Issuance of preferred and common stock for the acquisition of FVG properties at $0.10 per share	1,000		1	97,202,653	97,203	9,623,061			9,720,265

Issuance of common stock for the acquisition of Kuiper Groep B.V. at $1.20 per share				623,887	624	748,040			748,664

Foreign Currency Translation							234,828		234,828

Net Loss for the Year Ended December 31, 2007								(3,827,196)	(3,827,196)

Balance at December 31, 2007	1,000		$1	150,208,861	$150,209	$22,282,703	$234,828	$(4,821,892)	$17,845,849

The accompanying notes to financial statements are an integral part of these statements.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Royal Invest International Corp., a Delaware corporation, (formerly “Wah King Invest Corp”) together with its subsidiaries (collectively, the “Company”), owns, operates and manages real estate, in Europe. As of December 31, 2007, the Company owned 18 properties. The properties aggregate approximately 88,077 square meters (approximately 948,053 square feet), which are comprised of office buildings and business centers.  The properties are located in Germany and the Netherlands.

Basis of Presentation

The accompanying consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Translation

The Company considers the EURO (“€”) to be its functional currency. Assets and liabilities were translated into US dollars (“USD”) as of December 31, 2007 at the year end exchange rate of € 1.00 to 1.47290 USD. Statement of Operations amounts were translated using the average rate during the year of € 1.00 to 1.37074 USD.  There were no foreign currency translations in 2006.

Rental Property

Rental properties are stated at cost less accumulated depreciation. Costs directly related to the acquisition of rental properties are capitalized. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings	25-40 years
Improvements	10 years
Equipment	5 years

Upon acquisition of rental property, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements. The Company allocates the purchase price to the assets acquired and liabilities assumed based on their relative fair values.

On a periodic basis, management assesses whether there are any indicators that the value the Company’s real estate properties held for use may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has incurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value. The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved.  At December 31, 2007, one of the rental properties had a carrying amount which exceeded its fair value.  As a result the company had a charge to operations for $200,467 to adjust the carrying amount to fair value.

Cash and Cash Equivalents

All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amounts by which straight-line rental revenue exceeds rents currently billed in accordance with the lease terms. Escalations and recoveries from tenants are received from tenants for certain costs as provided in the lease agreements. These costs generally include utilities, insurance, common area maintenance and other recoverable costs. Other income includes income from parking spaces leased to tenants, income from tenants for additional services arranged for by the Company and income from tenants for early lease terminations.

Allowance for Doubtful Accounts

Management periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances should be impaired based on factors affecting the collectability of those balances.  Management’s estimate of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  At December 31, 2007 and 2006, there was no allowance for doubtful accounts.

Income and Other Taxes

Royal Invest Germany Properties 1 BV (“RIGP1”) (formerly Rico Staete B.V.), a Dutch corporation and one of the subsidiaries of the Company presently owns one real estate property located in Germany. The rental income is originating from a German tenant in Germany and therefore subject to German tax laws. RIGP1 declares and pays the income tax according to German tax rules. Since RIGP1 is a Dutch corporation, it is also subject to Dutch tax laws and therefore also needs to do income tax declarations in the Netherlands. The difference between the German and the Dutch income tax is payable in the Netherlands.

Alfang B.V. trading as Royal Invest Dutch Properties 1 B.V. (“RIDP1”), a Dutch corporation and one of the subsidiaries of the Company presently owns five real estate properties located in the Netherlands.  Since RIDP1 B.V. is a Dutch corporation, it is subject to the Dutch tax laws and therefore needs to do income tax declarations in the Netherlands.

AmogB B.V. trading as Royal Invest Dutch Properties 2 B.V. (“RIDP2”), a Dutch corporation and one of the subsidiaries of the Company presently owns three real estate properties located in the Netherlands.  Since RIDP2 B.V. is a Dutch corporation, it is subject to the Dutch tax laws and therefore needs to do income tax declarations in the Netherlands.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). There was no impact on the Company's  consolidated  financial  position,  results of operations or cash flows at December 31, 2006 and for the year then ended, as a result of  implementing  FIN 48. At the adoption date of January 1, 2007, the Company did not have any unrecognized tax benefits.  The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of January 1, 2007, the Company had no accrued interest or penalties.  The Company  currently has no federal or state tax  examinations  in progress  nor has it had  any  federal  or  state  tax  examinations  since  its inception.  All of the Company's tax years are subject to federal and state tax examination.

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

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Deferred Financing Costs

Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest rate, over the term of the related indebtedness. Amortization of such costs is $21,211 for the year ended December 31, 2007. There were no deferred financing costs in 2006.

Derivative Instruments

The Company measures derivative instruments, including certain derivative instruments embedded in other contracts, at fair value and records them as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. For derivatives designated and qualifying as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period.

Earnings (Loss) Per Share

The Company presents both basic and diluted earnings (loss) per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.

Advertising Expense

The Company expenses advertising costs as incurred.  Advertising expense in the year ended December 31, 2007 was approximately $60,000. There were no advertising costs incurred in 2006.

Share-based Compensation

SFAS No. 123R, “Share-Based Payment”, a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as previously required. The company currently does not have an employee stock option plan and there are no options or warrants outstanding.

Recent Accounting Pronouncements

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

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In December 2007, the FASB issued SFAS No. 160, '“Noncontroling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”.  The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes.  The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity.  The amount of consolidated net income attributable to the parent and to the noncontroling interest be dearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontroling equity investment in the former subsidiary is initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontroling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontroling owners.  The changes to current practice resulting from the application of SFAS No. 160 is effective for financial statements issued for fiscal years beginning alter December 15, 2008, and interim periods within those fiscal years.  The adoption of SFAS No. 160 before December 15, 2008 is prohibited.  The Company has not evaluated the effect after, if any, that SFAS No. 160 will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), 'Business Combinations - Revised,' that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.   To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontroling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited.  The Company does not expect the adoption of SFAS No. 141(R) to have a material effect on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. We do not anticipate the adoption of SFAS No. 161 will have a material effect on the Company’s financial statements.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 3 - FUNDS NOT ACCOUNTED FOR

Due to a dispute with the Company's former European consultants, who received $431,066 in wired funds intended for the purchase of European properties, management was unable to determine how the funds were spent.  Accordingly, these amounts were written-off to consulting expense, $231,050 and $200,016 during the years ended December 31, 2006 and 2005, respectively, and are included in the accumulated deficit.  These consultants have been replaced.

NOTE 4 – ACQUISITIONS

Rico Staete B.V.

On July 19, 2007, The Company acquired Rico Staete B.V., a Dutch company. For accounting purposes the Company has included results of operations as if it occurred on July 1, 2007. The Company subsequently changed the entity’s name to Royal Invest Germany Properties 1 B.V. (“RIGP1”).

The fair value of the assets acquired is as follows:

Cash	$46,213
Accounts Receivable	156,130
Value Added Tax Receivable	60,812
Land and Building	6,250,384
6,513,539
Less: Liabilities Assumed	5,113,529
Net Assets Acquired	$1,400,010

Purchase Price	$1,400,010

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 4 – ACQUISITIONS (CONTINUED)

AmogB B.V.

On December 27, 2007, the Company, through its wholly owned subsidiary Royal Invest Europe B.V., acquired AmogB B.V., a Dutch company. In the contract of sale the purchase price for the shares was determined based on the value of the properties. The properties were valued at € 13,500,000, consequently, the shares were valued (taking into consideration the related mortgages on the properties and deferred taxation) at € 4,595,907. The total purchase price paid was € 1.446.000 in newly issued shares by the Company at $1.00 per share and cash of € 3,149,907 approximately $2,190,000 USD and $4,599,000 USD, respectively. The Company trades under the name Royal Invest Dutch Properties 2 B.V. (“RIDP2”).

The list of the acquired properties was as follows:

•	Produktieweg 1 in Roermond, The Netherlands
•	Stuartweg 2 in Vianen, The Netherlands
•	Nieuw-Zeelandweg 10, in Amsterdam, The Netherlands

For accounting purposes the acquisition is being treated as effective December 31, 2007 and the Company will include the results of operations as if it occurred on January 1, 2008.

The fair value of the assets acquired is as follows:

Accounts Receivable	$9,000
Land and Building	21,660,000
21,669,000
Less: Liabilities Assumed	14,880,000
Net Assets Acquired	6,789,000

Purchase Price	$6,789,000

Alfang B.V.

On December 27, 2007 the Company closed on the binding Contract of Sale signed on July 25, 2007 with the shareholders of Alfang B.V.of Eindhoven, the Netherlands as Seller to purchase Alfang B.V., a Dutch company which owns a series of mortgaged commercial properties in the Netherlands for €2.208.000 (approximately $3,047,000 USD) of which € 708.000 ($1,022,000 USD) was paid in cash and € 1.500.000 ($2,025,000 USD) was paid in newly issued Company common stock for a total of 1,687,500 sharers at $1.20 per share. The Company trades under the name Royal Invest Dutch Properties 1 B.V. (“RIDP1”).

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 4 – ACQUISITIONS (CONTINUED)

The list of properties acquired are as follows:

•	Parallelweg 29 in Beverwijk, The Netherlands
•	Kruisweg 855, 857, 859 in Hoofddorp, The Netherlands
•	Schinkelwaard 20 in Alkmaar , The Netherlands
•	Willemstraat 47, 67, 69 in Hengelo, The Netherlands
•	Zuidermolenweg 7 in Amsterdam, The Netherlands

 For accounting purposes the acquisition is being treated as effective December 31, 2007 and the Company will include the results of operations as if it occurred on January 1, 2008.

The fair value of the assets acquired is as follows:

Cash	$585,000
Accounts Receivable	574,000
Value Added Tax Receivable	4,000
Land and Building	20,068,000
21,231,000
Less: Liabilities Assumed	17,979,000
Net Assets Acquired	3,252,000

Purchase Price	$3,252,000

On December 18, 2007, the Registrant acquired an additional subsidiary called Vastgoed Beleggings Mij. Bunnik I B.V. Thereafter, Royal Invest Europe B.V., a subsidiary of the Company transfered  Royal Invest Germany Properties 1 B.V.,  a subsidiary of Royal Invest Europe B.V. to  Vastgoed Beleggings Mij. Bunnik I B.V., another subsidiary of the Company. With the addition of Vastgoed Beleggings Mij. Bunnik I B.V., the Registrant has a total of three subsidiaries in the Netherlands, including Royal Invest Europe B.V., and Royal Invest Development and Services B.V. Vastgoed Beleggings Mij. Bunnik I B.V. has filed with the Chamber of Commerce at The Hague allowing it to use the trade name Royal Invest Europe 2.

Pro Forma Financial Information (unaudited)

The unaudited financial information in the table below summarizes the combined results of operations of RIIC, Royal Invest Germany Properties I B.V. (formerly Rico Staete B.V.), Alfang B.V., and AmogB B.V., on a pro forma basis, as though the entities had been combined as of the beginning of each of the periods presented.  The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings had taken place at the beginning of each of the periods presented.

The unaudited pro forma financial information in 2007 combines the historical results for RIIC for the year ended December 31,2 007 and the historical results for :  Royal Invest Germany Properties I B.V. for the period from January 1, 2007 to June 30, 2007; Alfang B.V. from January 1, 2007 to December 27, 2007; and AmogB B.V. from January 1, 2007 to December 27, 2007.  The unaudited pro forma financial information in 2006 combines the historical results for RIIC, with the historical results for Rico Staete B.V., Alfang B.V., and AmogB B.V.  from January 1, 2006 to December 31, 2006.

	Years Ended December 31,
	2007	2006
Total revenues	$2,970,516	$3,136,974
Net income (loss)	$(3,422,091)	$(536,686)
Basic net income per share	$(0.35)	$(0.13)
Diluted net income per share	$(0.35)	$(0.13)

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 5 – REAL ESTATE TRANSACTIONS

On December 27, 2007 the Company, through its subsidiary Royal Invest Europe B.V., closed on various real estate and stock acquisitions in The Netherlands for a total market value of € 105.220.000, including buyers costs, (approximately $155,000,000 USD), hereinafter the “December 27, 2007 Closing”, the specifics of which are described in detail below (see Note 4) for disclosure of the stock acquisitions of RIGP1 (Rico Staete B.V.), RIDP1 (Alfang, B.V.) and RIDP2 (AmogB B.V.) included in such totals).  The acquisitions were financed by a new mortgage for € 79,690,900 (approximately $116,604,644 USD) from the Bank of Scotland, € 4,591,257 Euro 8% convertible notes ($6,762,083 USD) and an additional € 13,168,928 ($20,672,810 USD) in equity financing, including the issuance of 138,452,621 newly issued common shares of the Company to the various sellers. The issuance of these newly issued shares resulted in a change in control of the Company.

At the December 27, 2007 Closing, the Company in accordance with the Contract of Sale dated February 16, 2007 with Mr. Nielkanth Balewpersad Tewarie of Purmerend, The Netherlands as Seller, and Mr. Franciscus Adrianus Maria Faijdherbe of Amsterdam, the Netherlands as Guarantor, acquired a 2,680 m 2  (approximately 28,817 square feet) commercial office building known as Sloterweg 22 in Badhoevedorp, the Netherlands for € 3.887.089 (approximately $5,675,111 US) in cash.  The Contract of Sale was previously filed by the Company in its Form 8-K Current Report dated February 16, 2007 and thereafter amended on August 13, 2007.  The difference between the original purchase price of € 3.475.000 as stated in the February 16, 2007 contract and the final purchase price of € 3.887.089 was as a result of additional compensation by the Company to the Seller due to delay in the final closing date.

On December 27, 2007 the Company closed on the binding Memorandum of Agreement dated May 25, 2007 with Machine Transport Midden Nederland BV, of Rijnsburg, the Netherlands; FVG BV, of Amsterdam, the Netherlands; Emile-Staete BV, of Amsterdam, the Netherlands; and Rico Staete BV, of Amsterdam, the Netherlands all of whom collectively are Sellers and E.C.M. Hoff Holding BV, as deal manager, of Rotterdam, the Netherlands to purchase 6 properties in the Netherlands, located at:

•	Mijlweg 7, in Vianen, the Netherlands
•	Berenkoog 53, in Alkmaar, the Netherlands
•	Keulsekade 21, in Utrecht, the Netherlands
•	Edisonweg 9, in Woerden, the Netherlands
•	De Schans 1802, in Lelystad, the Netherlands
•	Franciscusweg 8-10, in Hilversum, the Netherlands

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 5 – REAL ESTATE TRANSACTIONS (CONTINUED)

The above acquisition was made for € 32,916.000 (approximately $48,057,360 USD) in cash and stock as noted in the Company’s 8-K filing dated May 25, 2007 and filed on August 13, 2007.  The difference of € 4.750.000 between the original purchase price of € 37.666.000 as stated in the May 25, 2007 contract and the purchase price at closing of € 32.916.000 including transfer tax paid by the Sellers was for the property located at Tackenweide 48, in Emmerich, Germany which was previously acquired by the Company on July 19, 2007 as noted in the Company’s 8-K filing dated May 25, 2007 and filed on September 16, 2007 and on Form 8-K/A on November 19, 2007.   The Tackenweide 48, in Emmerich, Germany is in Royal Invest Germany Properties 1 B.V., a subsidiary of  Vastgoed Beleggings Mij. Bunnik I B.V., a subsidiary of the Registrant under the trade name Royal Invest Europe 2.

The acquired properties on December 27, 2007 have been appraised for € 33,377,770 (approximately $48,731,210 USD).  The transaction was financed in the amount of € 25,176,637 ($36,757,638 USD) from the Bank of Scotland and shares of Company common stock valued at $0.10 per share for a total of $9,720,265.  The Company further signed a note with the Sellers for € 1.091.257 (approximately $1,593,235 USD) and issued 1,000 preferred shares to E.C.M. Hoff Holding BV.  The preferred shares have a right to appoint one member to the Board of Directors and the right to request the Board of Directors to call for a shareholders’ meeting.

On December 27, 2007 the Company closed on the binding Memorandum of Agreement dated July 12, 2007 with Muermans Vastgoed 46 B.V. of Herten, Roermond, the Netherlands as Seller to purchase an 18,338 m 2  (approximately 197,183 square feet) commercial office building known as Schepersmaat 4, 9405 TA Assen, the Netherlands for € 23.873.585 (approximately $34,855,434.10 USD) total purchase price.  The purchase price was paid with borrowings form the Bank of Scotland in the amount of € 18,756,478 ($27,384,270 USD) the issuance of a convertible note in the amount of € 3.500.000 ($5,109,965) and the issuance of 21,465,885 shares of the Company’s common sstock at $0.2078 per share or $4,460,611 USD.  The property, which has a yearly rental income of € 2,000,000 (approximately $2,680,000 USD), guaranteed by the Seller for two years, has been appraised for € 26.840.760 (approximately $39,187,241 USD).

On December 27, 2007 the Company closed on the acquisition of a commercial office building known as Emmakade 59-60 in Leeuwarden, the Netherlands for € 6,493,327 (approximately $8,938,000 USD) with the Kuiper Groep B.V. The amount was financed through a mortgage with the Bank of Scotland of € 5,983,327 (approximately $8,735,059 USD) and the issuance of 623,887 shares of common stock valued at $1.20 per share for an aggregate of $748,664 USD.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 5 – REAL ESTATE TRANSACTIONS (CONTINUED)

During the year ended December 31, 2007 we had the following property acquisitions:

	Acquisition		Building and
	Date	Land	Improvement

Tachenweide 12, Emmerich, Germany	July 19, 2007	$619,958	$6,212,465
Willemstraat 47, 67 en 69, Hengelo, The Netherlands	December 27, 2007	1,000,099	3,767,935
Parallelweg 29, Beverwijk, The Netherlands	December 27, 2007	480,165	2,618,499
Schinkelwaard 20, Alkmaar, The Netherlands	December 27, 2007	973,587	5,608,924
Zuidermolenweg 7, Amsterdam, The Netherlands	December 27, 2007	1,054,596	3,823,557
Productieweg 1, Roermond, The Netherlands	December 27, 2007	298,999	2,033,707
Stuartweg 2, Vianen, The Netherlands	December 27, 2007	762,962	4,630,560
Nieuwzeelandweg 10, Amsterdam, The Netherlands	December 27, 2007	2,640,910	7,789,285
Edisonweg 9, Woerden, The Netherlands	December 27, 2007	1,425,767	2,391,183
Mijlweg 7, Vianen, The Netherlands	December 27, 2007	201,787	995,229
Keulsekade 216, Utrecht, The Netherlands	December 27, 2007	1,212,197	2,754,768
De Schans 1802, Lelystad, The Netherlands	December 27, 2007	2,810,293	4,474,335
De Berenkoog 53, Alkmaar, The Netherlands	December 27, 2007	696,682	3,656,484
Franciscusweg 8-10, Hilversum, The Netherlands	December 27, 2007	683,426	1,572,950
Sloterweg 22, Badhoevedorp, The Netherlands	December 27, 2007	5,801,753	23,624,708
Emmakade 59-60, Leeuwarden, The Netherlands	December 27, 2007	827,770	4,897,834
Schepersmaat 4, Assen, The Netherlands	December 27, 2007	1,263,748	8,302,547
Kruisweg 855-859, Hoofddorp, The Netherlands	December 27, 2007	3,750,003	33,531,891

NOTE 6 - CONVERTIBLE PROMISSORY NOTES

In December 2007, the Company issued 8% convertible promissory notes to ECM Hoff Holding B.V. and Muermans Vast Goed Roemond B.V. in the amounts of $1,575,448 and $5,052,950, respectively, as part of the consideration for the purchase price of properties acquired. The notes are due December 31, 2010, but are convertible at any time into shares of common stock, along with any accrued and unpaid interest, at a conversion price of $1.60 per share, unless the price of common stock on the date of conversion is $1.60 or less. If the price of common stock on the date of conversion is $1.60 or less, than the conversion price will be the average price of the common stock over the 90 days prior to the conversion date reduced by 25%.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 6 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

The Company accounts for the fair value of the conversion feature of its convertible notes in accordance with SFAS No. 133 “Accounting For Derivative Instruments And Hedging Activities” and EITF Issue No. 00-19 “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock” which requires the Company to bifurcate and separately account for the conversion features as embedded derivatives contained in the Company’s convertible notes. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature as either short-term or long-term liabilities (based on the underlying term of the notes) as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operations. The derivative liability at December 31, 2007 amounted to $3,645,379.

The Company used the following valuation methodologies for the embedded derivatives related to the issuance of two convertible promissory notes on December 31, 2007:

Embedded derivative -  Conversion Features:

The Conversion Features were valued as American call options using a binomial option pricing model.

To take into account the floating strike price (and the floating number of shares based on conversion price), the payoff at each node is modified from the standard Cox-Ross-Rubenstein binomial model to include:

1-  The conversion price is $1.60 unless the price of the Common Stock on the date of the Conversion  Notice is $1.60 or less, then the Conversion Price is adjusted to be the average price of the Common Stock for 90 days prior to the Conversion Notice date reduced by 25% (subject to adjustment as hereinafter provided).

2- Unlike standard binomial, the minimum payoff is higher than zero, and calculated as follows:

a)	if the stock price is greater than $1.60 then (stock price - $1.60).

b)	in the event the stock price is lower or equal to $1.60, then the minimum payoff is (average price of the Common Stock for 90 days prior to the Conversion Notice date reduced by 25%).

The binomial models were valued with the following inputs:

Stock Price. The stock price was based on the closing price of the Company’s common stock as of the Valuation Date. Stock prices ranged from  from $1.29 to $1.75 for 12-21-2007 through 12-31-2007.

Fixed Strike Price. $1.60 as provided by the Convertible Promissory Notes.

Floating Strike Price - After implementing the Cox-Ross-Rubenstein binomial modified model the implied strike price under the Black Scholes Model is $1.01 and $1.20 for 12-21-2007 and 12-31-2007.

Time to Maturity. The time to maturity was determined based on the length of time between the Valuation Date and maturity of the promissory notes.  Time to maturity ranged from 3 years in 12-21-2007 to 2.975 years in 12-31-2007.

Risk-Free Rate. The risk free rate used in the analysis was based on the Treasury Note rates as of the Valuation Dates with term commensurate with the remaining term of the Promissory Notes. The risk free rate of return was 3.2%.

Volatility. The volatility input was based on the historical volatility of the certain comparable companies as historical volatility of the Company was not useful in developing the expected volatility. The average volatility for the comparable companies was 40%.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 6 - CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On October 9, 2007, the board of directors approved the issuance of a 6% $142,864 convertible promissory note which can be converted prior to October 9, 2010 at the option of the holder into shares of common at a fixed conversion price of $1.25 per share.

During the period March 1, 2005 to July 31, 2005, the Company issued convertible promissory notes aggregating $589,000. The notes are unsecured and bear interest at a rate of 10% per annum. The principal and interest was due June 27, 2006.  On November 16, 2005, a majority of holders of the outstanding notes opted to convert the principal and interest on their notes into common shares of the Company at $0.75 per share.  The Company converted $542,067 of notes plus interest into 849,176 shares of common stock. The outstanding notes of approximately $65,000 are currently in default.

During the period January 1, 2006 to March 31, 2006, the Company issued additional convertible promissory notes aggregating $220,000.  The notes are unsecured and bear interest at a rate of 10% per quarter.  The principal and interest is due 90 days after the issuance of the notes, but automatically renews and continues to accrue interest. The notes are convertible into shares of common stock of the company at $0.75 per share. These notes are currently in default.

NOTE 7 – MORTGAGES PAYABLE

As of December 31, 2007 all of the Company’s properties, with a total book value of approximately $150 million, are encumbered by the Company’s mortgages. Payments on mortgages are generally due in quarterly installments of principal and interest, or interest only.

The Company’s properties are primarily mortgaged through a € 100,000,000 financing agreement with the Bank of Scotland. The terms call for a pay down based on a percentage of the outstanding amount utilized (1.25% in year 1; 1.50% in years 2 & 3; 2.0% in years 4, 5 & 6) with maturity at 6 years from the initial drawdown which was December 27, 2007. Interest is due quarterly at Euribor + 1.32%. The agreement contains customary financial covenants which the Company is in compliance with as of December 31, 2007. The amount outstanding at December 31, 2007 is $117,376,727 (€ 79,690,900).   The remaining amount of the facility at € 20,310,100 can be used for financing other properties (85% LTV/LTC).

 The SNS Bank Mortgage is payable in monthly installments of $ 22,335. The mortgage bears a variable interest rate (monthly Euribor + 2%). The mortgage is collateralized by the land and buildings.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 7 – MORTGAGES PAYABLE (CONTINUED)

Following is a listing of the Company’s mortgages as of December 31, 2007:

			Principal Balance at
		Interest	December 31,
Property Name	Lender	Rate	2007	Maturity
Tachenweide 12	SNS Bank	**	$4,522,437	Mature***
Kruisweg 855-859	Bank of Scotland PLC	*	3,630,699	December 27, 2013
Willemstraat 47, 67 en 69	Bank of Scotland PLC	*	2,606,591	December 27, 2013
Parallelweg 29	Bank of Scotland PLC	*	5,274,529	December 27, 2013
Schinkelwaard 20	Bank of Scotland PLC	*	5,186,891	December 27, 2013
Zuidermolenweg 7	Bank of Scotland PLC	*	1,620,043	December 27, 2013
Productieweg 1	Bank of Scotland PLC	*	4,747,451	December 27, 2013
Stuartweg 2	Bank of Scotland PLC	*	8,786,290	December 27, 2013
Nieuwzeelandweg 10	Bank of Scotland PLC	*	2,803,150	December 27, 2013
Edisonweg 9	Bank of Scotland PLC	*	969,021	December 27, 2013
Mijlweg 7	Bank of Scotland PLC	*	3,218,802	December 27, 2013
Keulsekade 216	Bank of Scotland PLC	*	5,483,607	December 27, 2013
De Schans 1802	Bank of Scotland PLC	*	3,531,793	December 27, 2013
De Berenkoog 53	Bank of Scotland PLC	*	1,829,121	December 27, 2013
Franciscusweg 8-10	Bank of Scotland PLC	*	23,910,028	December 27, 2013
Sloterweg 22	Bank of Scotland PLC	*	4,421,940	December 27, 2013
Emmakade 59-60	Bank of Scotland PLC	*	7,674,545	December 27, 2013
Schepersmaat 4	Bank of Scotland PLC	*	31,682,227	December 27, 2013
Total Mortgages			$121,899,165

*          Variable Interest Rate (Quarterly Euribor + 1,32%).  First Interest Payment is due at April 15, 2008. A minimum of 65% of the facility is subject to a hedging contract; 20% is capped and the remaining 15% is subject to market.
**       Variable Interest Rate (Monthly Euribor + 2%).  At December 31, 2007 this was 6.822%.
***	Royal Invest Europe is currently negotiating with the Bank of Scotland to refinance this object under the terms of the current Facility Agreement

At December 31, 2007, minimum future principal payments over the next five years and in the aggregate are as follows:

	Amount to be paid	Total Percentage
Year	Yearly	To be paid Yearly *
2008	$1,735,229	1.25%
2009	2,028,671	1.50%
2010	2,028,671	1.50%
2011	2,615,555	2.00%
2012	2,615,555	2.00%
Thereafter	110,875,484	91.75%

Total	$121,899,165	100.00%

*  Bank of Scotland Facility.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 8 - TENANT LEASES

At December 31, 2007, the Properties are leased to tenants under various operating leases expiring through 2023. The leases provide for annual base rents and the pass-through of charges for electrical usage. On an ongoing basis lease contracts are renegotiated and extended.

Future minimum rentals to be received under non-cancelable operating leases at December 31, 2007 are as follows:

Year	Amount
2008	$11,169,393
2009	10,075,898
2010	7,179,768
2011	5,648,026
2012	5,543,337

Total	$39,616,422

NOTE 9 – INCOME TAXES

Income tax expense (benefit) consisted of the following:

	For The Years Ended
	December 31,
	2007	2006
Current:
United States	$--	$--
Foreign	11,191	--
	11,191	--

Deferred:
United States	--	--
Foreign	--	--
	--	--

Totals	$11,191	$--

Pre-tax (loss) consisted of the following:

	For The Years Ended
	December 31,
	2007	2006

United States	$(2,979,717)	$(340,374)
Foreign	(836,288)	--

	$(3,816,005)	$(340,374)

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 9 – INCOME TAXES (CONTINUED)

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For The Years Ended
	December 31,
	2007	2006
United States Statutory Corporate
Income Tax Rate	(34.0)%	(34.0)%
Permanent Differences	--%	--%
Change in Valuation Allowance on
Deferred Tax Assets	34.0%	34.0%
Effect of Foreign Earnings, Net of
Allowable Credits	--%	--%
Income Tax (Benefit)	--%	--%

The components of deferred tax assets (liabilities) at December 31, 2007 are as follows:

	December 31,
	2007	2006

Deferred Tax Assets (Liabilities) – Long Term
Net Operating Losses	$668,000	$338,000
Depreciation	(1,391,165)	--

Valuation Allowance	(668,000)	(338,000)

Net Deferred Tax Liability	$(1,391,165)	$--

The Company has established a full valuation allowance on its deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by approximately $330,000 and $116,000 in the years ended December 31, 2007 and 2006.

As of December 31, 2007, there are approximately $2 million in net operating loss carryforwards expiring through 2027.  Section 382 of the Internal Revenue Code limits the utilization of these losses when there is a change in ownership, as defined in the code. As a result of stock issued for acquisitions and properties purchased, the utilization of net operating loss carryforwards are limited.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). There was no impact on the Company's  consolidated  financial  position,  results of operations or cash flows at December 31, 2006 and for the year then ended, as a result of  implementing  FIN 48. At the adoption date of January 1, 2007, the Company did not have any unrecognized tax benefits.  The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of January 1, 2007, the Company had no accrued interest or penalties.  The Company  currently has no federal or state tax  examinations  in progress  nor has it had  any  federal  or  state  tax  examinations  since  its inception.  All of the Company's tax years are subject to federal and state tax examination.

In the past, RIGP1, a wholly owned subsidiary of the Company, sold certain properties at a profit. Dutch tax law allows Real Estate Investment Trusts to postpone the payment of income tax resulting from the sale of properties by setting up a replacement reserve to purchase another property within a certain time. A portion of the original profit is not allowed to be postponed. The postponed income tax payable is shown as deferred tax in the balance sheet.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 10 – STOCKHOLDERS’ EQUITY

We are authorized to issue 1,000,000 shares of preferred stock, par value $0.001 and 300,000,000 shares of common stock, par value $0.001 per share.   At December 31, 2007 there were 1,000 shares of preferred stock and 150,208,861 common shares issued and outstanding.  The preferred shareholders have the right to appoint one member to the Board of Directors and the right to request the Board of Directors to call for a shareholders’ meeting.

On June 5, 2007, the Company sold five million (5,000,000) shares of common stock at $0.10 per share for a total of five-hundred-thousand dollars ($500,000) to Muermans Vast Goed Roermond B.V.

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

On December 27, 2007, the Company issued the following shares of common stock in consideration of various acquisitions:

Alfang B.V.                                                     1,687,500 shares at $1.20 per share
AmogB B.V.                                                   2,190,000 shares at $1.00 per share
Muermans Vast Goel BV                            21,465,885 shares at $0.2078 per share
ECM Hoff                                                   112,485,349 shares at $0.10 per share
Kuiper Groep B.V.                                            623,887 shares at $1.20 per share

The preferred shares were issued in conjunction with the MTMN B.V. property acquisition.

NOTE 11 – RELATED PARTY TRANSACTIONS

Principal stockholders of the Company have loaned to the Company $1,528,230 during 2007 to fund operations. The loans are unsecured and bear interest at the rate of 6% per annum. On October 24, 2007, the board approved a resolution allowing these shareholders to convert $408,000 of the debt to 544,000 shares of common stock of the Company. The balance of the loans are to be repaid in cash. On December 27, 2007, as part of the acquisition of RIDP1 (Alfang BV) an amount of $1,009,395 USD has been repaid. At December 31, 2007 the balance of the loan is $110,835 USD.

On May 25, 2007 the Company entered into a Management Services Agreement with Statenconsult B.V. in which David Havenaar, the Managing Director of the Company's subsidiary Royal Invest Europe B.V. is the Managing Director.  Under said Management Service Agreement, the Company agreed to pay to Statenconsult approximately €10,000 (approx. US $13,400) per month, commencing January 1, 2007, for an indefinite period, subject to one month written notice by either party,  to provide management services for Royal Invest Europe BV, the operating subsidiary of the Company. The Company incurred approximately $253,000 in expense under this agreement and for other related services in 2007. There is approximately $101,000 payable as of December 31, 2007.

On May 25, 2007 the Company entered into a Legal Service Agreement with SEC ATTORNEYS LLC in which Jerry Gruenbaum, the CEO of the Company is the Managing Member.  Under said Legal Service Agreement, the Company agreed to pay SEC ATTORNEYS LLC €12,000 (US $16,320) per month for one year and thereafter for an indefinite period subject to one month written notice by either party to provide legal service to the Company and to provide a CEO and CFO for the Company. The Company incurred approximately $120,000 in expense under this agreement and for other related services in 2007. There is approximately $68,000 payable as of December 31, 2007.

On May 25, 2007 the Company entered into a Consulting Agreement with ECM in which David Havenaar, the Managing Director of the Company's subsidiary Royal Invest Europe B.V. is a shareholder, to secure financing for the Company and to fund its planned acquisitions.  ECM is to be paid up to a 2% finders fee for securing funding from a bank, and up to 8% finder's fee for securing funding from investors for the Company. The Company incurred a fee of approximately $1,594,000 upon the successful completion of funding with the Bank of Scotland.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 12 – LOANS PAYABLE - OTHER

The Company has other loans payable to unrelated parties of $381,662 at December 31, 2007.  Loans totaling $325,227 are unsecured and currently have not repayment terms and accrue no interest.

NOTE 13 - NOTE PAYABLE ON ACQUISITION OF ROYAL INVEST GERMANY PROPERTIES 1 BV

On July 19, 2007, the Company executed a note with a Dutch corporation for $1,482,817 for the acquisition of RIGP1 (See Note 5). The note is unsecured and bears interest at the rate of 6% per annum. The note is due on November 1, 2007.  On November 16, 2007, the parties signed an addendum to this note extending the payment date to December 31, 2007. On December 27, 2007, this note was converted into 15,282,696 shares of common stock at $0.10 per share.

NOTE 14 – MINORITY INTEREST

The Company’s subsidiary, Royal Invest Europe B.V., has non-cumulative preference shares outstanding valued at € 166,500 ($245,238 USD) which are owned by minority shareholders.  The shareholders are entitled to 6% of the nominal value of these shares annually (approximately $15,000 USD) payable from the profits of RIE. No amount is payable if RIE’s operations result in a loss.

The Company’s subsidiary, RIDP1, has non-cumulative preference shares outstanding valued at € 224,000 ($329,930 USD) which are owned by minority shareholders.  The shareholders are entitled to 6% of the nominal value of these shares annually (approximately $20,000 USD) payable from the profits of RIDP1. No amount is payable if RIDP1’s operations result in a loss.

The Company’s subsidiary, RIDP2, has non-cumulative preference shares outstanding valued at € 12,600 ($18,558 USD) which are owned by minority shareholders.  The shareholders are entitled to 6% of the nominal value of these shares annually (approximately $1,000 USD) payable from the profits of RIDP2. No amount is payable if RIDP2’s operations result in a loss.

NOTE 15 - COMMITTMENTS AND CONTINGENCIES

On or about June 19, 2007 the Company signed a Contract with Bloemers Onroerend Goed B.V. to purchase a commercial warehouse and office building known as J.C.Beetslaan 153 at 2131 AL Hoofddorp, the Netherlands for €6,500,000 (US $8,840,000) in cash.  In addition the Company will pay any real estate transfer tax and notary transfer expenses.  This binding contract required the property to be transferred by October 1, 2007.  While awaiting new equity funding, the transfer has been postponed until December 1, 2008.  Additionally, the Company  has agreed to pay € 500,000 (approximately $736,000 USD) with 1,000,000 shares of the Company’s common stock.

On June 14, 2007 the Company signed a Contract with Stedekroon B.V. to acquire two commercial properties, one is a 8,713 square meters (approx. 93,688 square feet) office building in Amersfoort, the Netherlands which has an annual rental income of €417,590 (US$559,571) with Norit N.V. a subsidiary of a publicly traded tenant that has a lease contract until December 20, 2016 and the other, is a 4,402 square meters (approx. 47,333 square feet) office building with a shopping strip in Emmen, the Netherlands which has an annual rental income from four tenants, including from the national government of the Netherlands which pays €438,634 (US $587,770) and the other tenants pay a total of €93,510 (US $125,303), €22,231 (US $29,790) and €30,945 (US $41,633) for a total of €585,320 (US $784,329), for a combined rental income of €1,003,270 (US $1,364,447).  The properties are being purchased for €13,750,000 (US $18,425,000) for cash.  The Contract is subject to Board of Directors approval which is awaiting an appraisal report.  In addition the Company will pay any real estate transfer tax and notary transfer expenses.

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

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to December 31, 2007, the Company decided not to pursue the acquisition of Glacier Gazdasagi Tanacsado es Szolgaltato Korlatolt Felelossegu Tarsagag (“Glacier”).

Table of Content
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9A    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of December 31, 2007, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting - Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate or be circumvented.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria established in Internal Controls-Integrated Frameworkissued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of December 31, 2007.

Changes in Internal Control Over Financial Reporting- There has been no change in our internal control over financial reporting during the year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A (T)    CONTROLS AND PROCEDURES

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B          OTHER INFORMATION

None.

Table of Content

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and officers of the Company and its subsidiaries, as of December 31, 2007, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors.  The officers serve at the will of the Board of Directors.

The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of December 31, 2007.  The Board of Directors of the Company is comprised of only one class.  All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  Executive officers serve at the discretion of the Board of Directors and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	With Company Since	Director/Position
Jerry Gruenbaum	52	02/2005	Chief Executive Officer, Chairman of the Board, and Director

Nathan Lapkin	41	02/2005	Secretary, President, Director, and Chief Financial Officer

THE OFFICERS AND DIRECTORS OF THE COMPANY ARE SET FORTH BELOW.

JERRY GRUENBAUM is the Chief Executive Officer, Chairman of the Board and member of the Board of Directors.  He was appointed as Corporate Secretary and General Counsel in December 2004 and was elected to the board.  He has been admitted to practice law since 1979 and is a licensed attorney in various states including the State of Connecticut where he maintains his practice as a member of SEC Attorneys, LLC, specializing in Securities Law, Mergers and Acquisitions, Corporate Law, Tax Law, International Law and Franchise Law.  He is the CEO of a licensed brokerage firm in New York City where he maintains a Series 7, 24, 27, 63 and 65 licenses.  He is a former President and Chairman of the Board of Directors of a multinational publicly-traded company with operations in Hong Kong and the Netherlands.  He worked for the tax departments for Peat Marwick Mitchell & Co. (now KPMG Peat Marwick LLP) and Arthur Anderson & Co. (now Arthur Anderson LLP).  He has served as Compliance Director for CIGNA Securities, a division of CIGNA Insurance. He has lectured and taught at various Universities throughout the United States in the areas of Industrial and financial Accounting, taxation, business law, and investments.  Attorney Gruenbaum graduated with a B.S. degree from Brooklyn College - C.U.N.Y. Brooklyn, New York; has a M.S. degree in Accounting from Northeastern University Graduate School of Professional Accounting, Boston, Massachusetts; has a J.D. degree from Western New England College School of Law, Springfield, Massachusetts; and an LL.M. in Tax Law from the University of Miami School of Law, Coral Gables, Florida.

NATHAN LAPKIN was appointed Secretary, President, Director, and Chief Financial Officer of the Company in December 2004. Mr. Lapkin’s ten-plus year career includes positions in corporate finance, institutional trading, institutional sales and investment banking.  He previously was employed in the corporate finance department of LensCrafters’ Canadian headquarters in Toronto where he was involved in a CDN $20 million sales retail optical chain acquisition, in addition to the capital and operational budgeting.  As a financial analyst, Mr. Lapkin wrote the monthly management discussion and analysis used for corporate reporting.  He previously worked for Thompson Financial in New York City, and sat on Morgan Stanley's domestic and international trading desks and HSBC's International trading desk.  He worked in the domestic U.S. Institutional sales desk at UBS Warburg, where he was given direct responsibility  and co-responsibility for  large institutional accounts,  including several hedge funds.  He is currently the President and board member of Purian Securities, Inc. a FINRA licensed broker-dealer in Connecticut as well as an officer and director of its publicly traded parent company.  Mr. Lapkin graduated with honors from Syracuse University with a Masters in Business Administration (concentrations in Finance and Statistics) and the University of Manitoba, with a Bachelor in Commerce with concentrations in finance and economics.  Mr. Lapkin is licensed by the NASD and has his Series 7, 24, 63 and 65 licenses.

Our bylaws currently provide for a board of directors comprised of such number as is determined by the Board.

Table of Content

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities).  Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended December 31, 2007 all required forms have been filed as of the date of filing of this Form 10K-SB.

ITEM 11.          EXECUTIVE COMPENSATION

See “Executive Officers of the Registrant” in Part I of this report for information regarding the executive officers of the company, which is incorporated by reference in this section.

The following table sets forth compensation paid to the most highly compensated executive officers for the fiscal years ended December 31, 2007.

Name / Position	Year	Salary	Bonus	Stock	Other	Total
Jerry Gruenbaum
Chairman and CEO	2007	$56,880	$0	118,552	$0	$175,432
	2006	0	0		0	0
Nathan Lapkin
Secretary, and Chief Financial Officer	2007	$56,880	$0	118,552	$0	$175,432
	2006	0	0			0

Table of Content
Compensation Agreements

The Company has an employment agreement with Jerry Gruenbaum and Nathan Lapkin for a total of €12,000 per month on a year to year basis starting June 2007.  In addition, on August 20, 2007 the Company issued to Jerry Gruenbaum 987,934 common shares and to Nathan Lapkin 987,934 common shares for a combined stock-based compensation of $237,104.

No other annual compensation, including a bonus or other form of compensation; and no long-term compensation, including securities underlying options, LTIP payouts, or other form of compensation, were paid to these individuals during this period.

Board Compensation

Members of our Board of Directors do not receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings. During the year ended December 31, 2007, all corporate actions were conducted by unanimous written consent of the Board of Directors.

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

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2007, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

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

Table of Content
ECM Hoff Holding BV beneficially owns approximately 49.6% of our outstanding common shares and Muermans Vast Goed Roermond BV beneficially owns approximately 39.5% of our outstanding common shares.  Together they effectively have the power to elect all of the directors and control the

Security Ownership of Beneficial Owners (1):

Title of Class	Name	Shares	Percent (1)
Common Stock	ECM Hoff Holding BV	74,471,320	49.58%

	Muermans Vast Goed Roermond BV	59,311,414	39.49%

		133,782,734	89.06%

(1)           Based on 150,208,861 common shares outstanding as of April 14, 2008.

Security Ownership of Management:

Title of Class	Name	Shares		Percent (1)

Common Stock	Jerry Gruenbaum	1,883,410	(2)	1.25%

	Nathan Lapkin	1,883,410	(3)	1.25%

All Directors and Executive Officers as a group (2 persons)		3,766,820		2.51%

(1)               Based on 150,208,861 common shares outstanding as of April 14, 2008.

(2)
Jerry Gruenbaum owns no shares of the Company directly.  He is attributed to owning all of the 1,167,934 shares owned by Grassy Knoll Associates LLC and the 715,476 shares owned by Amstel Holdings BV Ltd, which is owned by a related party to him.

(3)	Nathan Lapkin owns no shares of the Company directly. He is attributed to owning all of the 1,883,410 shares owned by Pinnacle Associates LLC, which is owned by a related party to him.

Changes in Control

On December 27, 2007 through our subsidiary Royal Invest Europe B.V., we closed on various real estate and stock acquisitions in The Netherlands for a total market value of € 97.626.379 (approximately $142,534,514 US).   The acquisitions were financed by a new mortgage for €79,690.900 (approximately $116,348,714 US) from the Bank of Scotland and an additional €17.760.185 ($25,929,870 US) in equity financing including issuing an additional 138,452,621 newly issued common shares of the Company to various sellers.  The issuing of these newly issued shares caused a change in control of our Company.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Table of Content
ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors' Fees

Aggregate fees for professional services rendered to the Company by Meyler & Company LLC as of, and for, the years ended December 31, 2007 and 2006 were as follows:

Type of Services	2007	2006
Audit Fees(1)	$200,000	$20,000
Audit Related Fees(2)
Tax Fees(3)
All Other Fees(4)

Total	$200,000	$20,000

(1)   Audit Fees. These fees include services performed by Meyler & Company LLC in connection with the audit of our annual financial statements included in our annual filing on Form 10-K; the review of our interim financial statements as included in our quarterly reports on Form 10-Q; the audit of our internal controls over financial reporting; the attestation of management's report on the effectiveness of internal controls over financial reporting; and services that are normally provided by Meyler & Company LLC in connection with statutory and regulatory filings or engagements. (2)Audit-Related Fees. These fees are for services provided by Meyler & Company LLC such as accounting consultations, plan audits, and any other audit and attestation services not required by applicable law. (3)Tax Fees. These fees include all services performed by Meyler & Company LLC for non-audit related tax advice, planning and compliance services. (4)All Other Fees.

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

Table of Content
PART IV

ITEM 15.             EXHIBITS AND REPORTS ON FORM 8-K

1.    Financial Statements

     The financial statements along with the report from Meyler & Company LLC dated April 15, 2008, appear in Part II, Item 8.

2.            Financial Statement Schedules

              The financial statement Schedules along with the report from Meyler & Company LLC dated April 15, 2008, appear in Part II, Item 8.

                3.            Exhibits

              Exhibit No.                 Document Description

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

3.6
Amended Certificate of Incorporation of ICBS International Corp. to remove the restrictions on newly issued shares that were added on September 29, 2005 as filed with the Florida Secretary of State on February 14, 2005, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2005

3.7
Certificate of Incorporation of Wah King Invest Corp., authorizing 300,000,000 common shares and 1,000,000 blank check preferred shares as filed with the Delaware Secretary of Sate on May 2, 2005, incorporated by reference to the Registrant's Form DEC 14C, as filed with the Securities and Exchange Commission on May 20, 2005.

3.8
Articles of Merger of ICBS International Corp., a Florida corporation into Wah King Invest Corp, a Delaware corporation as filed with the Florida Secretary of State on May 9, 2005, incorporated by reference to the Registrant's Form DEC 14C, as filed with the Securities and Exchange Commission on May 20, 2005.

3.9
Certificate of Merger of ICBS International Corp., a Florida corporation into Wah King Invest Corp, a Delaware corporation as filed with the Delaware Secretary of State on May 9, 2005, incorporated by reference to the Registrant's Form DEC 14C, as filed with the Securities and Exchange Commission on May 20, 2005.

3.10
Amended Certificate of Incorporation of Wah King Invest Corp. to change name tp Royal Invest International Corp. as filed with the Delaware Secreatry of State on Janmuary 26, 2007, iincorporated by reference to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2007

10.1
Agreement to purchase Vastgoed Beleggings Mij. Bunnik I B.V., dated December 18, 2007, incorporated by reference to the Registrant's Curent Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2008.

10.2
 Transfer of Royal Invest Germany Properties 1 B.V., by Royal Invest Europe B.V. to Vastgoed Beleggings Mij. Bunnik I B.V. dated December 18, 2007, incorporated by reference to the Registrant's Curent Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2008.

Table of Content

10.3
  Bank of Scotland Term Sheet € 100.000.000 dated November 23, 2007, incorporated by reference to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 23, 2007.

10.4
Contract for Sloterweg 22 in Badhoevedorp, The Netherlands incorporated by refernce to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 12, 2007.

10.5
Deed of Transfer for Sloterweg 22 in Badhoevedorp, The Netherlands dated December 27, 2007, incorporated by reference to the Registrant's Curent Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2008.

10.6	Contract for MTMN BV et al dated May 25, 2007, incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 25, 2007.

10.7
Deed of Transfer for MTMN BV et al dated December 27, 2007, incorporated by reference to the Registrant's Curent Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2008.

10.8
Contract for Schepersmaat 4, 9405 TA Assen , The Netherlands, incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 12, 2007.

10.9	Management Agreement with Statenconsult B.V. dated May 25, 2007 for the services of David Havenaar as Managing Director of the Registrant's subsidiary Royal Invest Europe B.V. incorporated by reference to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 13, 2007.

10.10
Legal Service Agreement with Sec Attorneys, LLC dated May 25, 2007 incorporated by reference to the Registrant's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 13, 2008.

10.11
Deed of Transfer for Schepersmaat 4, 9405 TA Assen , The Netherlands dated December 27, 2007, incorporated by reference to the Registrant's Curent Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2008.

10.12	Contract for Alfang B.V. dated July 25, 2007, incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2007.

10.13	Deed of Sale for Alfang B.V. dated December 27, 2007, incorporated by reference to the Registrant's Curent Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2008.

10.14
Deed of Sale and Transfer of AmogB B.V. dated December 27, 2007, incorporated by reference to the Registrant's Curent Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2008.

10.15
Convertible 8% Note with Muermans Vast Goed Roermond B.V for  €3.500.000 dated December 21, 2007, incorporated by reference to the Registrant's Curent Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2008.

10.16
€100.000.000 Term Loan Agreement with Bank of Scotland dated December 21, 2007, incorporated by reference to the Registrant's Curent Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2008.

10.17
Convertible 8% Note with ECM Hoff Holding B.V. for  €1.091.257 dated December 21, 2007, incorporated by reference to the Registrant's Curent Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2008.

10.18
Mortgage Deed with Bank of Scotland dated December 27, 2007, incorporated by reference to the Registrant's Curent Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2008.

10.19
Mortgage Deed with Bank of Scotland for Alfong B.V. dated December 27, 2007, incorporated by reference to the Registrant's Curent Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2008.

10.20
 Mortgage Deed with Bank of Scotland for AmogB B.V. dated December 27, 2007, incorporated by reference to the Registrant's Curent Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2008.

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Table of Content

4.       Reports on Form 8-K:

                                                The Company filed a Form 8-K on November 19, 2007 - Item 9.01 Financial Statements and Exhibits - relating to Royal Invest German Properties 1 B.V, formerly Rico Staete B.V.

The Company filed a Form 8-K on November 23, 2007 - Item 1.01 Entry into a Material Definitive Agreement - relating to Agreement with Bank of Scotland.

The Company filed a Form 8-K on December 11, 2007 - Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year - relating to amending By Laws.

The Company filed a Form 8-K on December 31, 2007 - Item 7.01 Regulation FD Disclosure - relating to a press release.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ROYAL INVEST INTERNATIONAL CORP.
(Registrant)

Date: April 15, 2008	By: /s/ JERRY GRUENBAUM
Jerry Gruenbaum
Chief Executive Officer and

Date: April 15, 2008	By: /s/ NATHAN LAPKIN
Nathan Lapkin
President and Chief Financial Officer
and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Jerry Gruenbaum	Jerry Gruenbaum	CEO & Chairman	April 15, 2008
of the Board

/s/Nathan Lapkin	Nathan Lapkin	President, CFO,	April 15, 2008
& Director