Form 10-Q
period 2008-03-31
ROYAL INVEST INTERNATIONAL CORP.
filed 2008-05-20
CIK 1079574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter year ended March 31, 2008

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

As of May 15, 2008, there were 150,208,861 common stock of the registrant issued and outstanding.

ROYAL INVEST INTERNATIONAL CORP.

FORM 10-Q

Table of Content
INFORMATION REGARDING FORWARD-LOOKING DISCLOSURE

This quarterly report on Form 10-Q contains forward-looking statements. Statements in this report that are not historical facts, including statements about management’s beliefs and expectations, constitute forward-looking statements. These statements are based on current plans, estimates and projections, and are subject to change based on a number of factors, including those outlined under Item 1A, Risk Factors, in our most recent annual report on Form 10-K, and any updated risk factors we include in our quarterly reports on Form 10-Q and other filings with the SEC. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. Such factors include, but are not limited to, the following:

•	risks arising from material weaknesses in our internal control over financial reporting, including material weaknesses in our control environment;

•	our ability to attract new clients and retain existing clients;

•	our ability to retain and attract key employees;

•	risks associated with assumptions we make in connection with our critical accounting estimates;

•	potential adverse effects if we are required to recognize impairment charges or other adverse accounting-related developments;

•	potential adverse developments in connection with the ongoing Securities and Exchange Commission (“SEC”) investigation;

•	potential downgrades in the credit ratings of our securities;

•	risks associated with the effects of global, national and regional economic and political conditions, including fluctuations in economic growth rates, interest rates and currency exchange rates; and

•	developments from changes in the regulatory and legal environment for advertising and marketing and communications services companies around the world.

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our 2006 Annual Report on Form 10-K and other filings with the SEC.

Table of Content

PART I

ITEM 1           FINANCIAL STATEMENTS

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

UNAUDITED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2008 AND 2007

Table of Content

CONTENTS
______________________________________________________________________________________

Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007 (Audited)	Page 1

Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (Unaudited)	2

Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)

Rental Property
Land	$26,999,389	$25,169,240
Buildings	131,269,362	122,386,233
Improvements	2,355,641	2,154,076
Equipment	83,749	78,072
	160,708,141	149,787,621
Less - accumulated depreciation	(903,918)	(73,307)
Net Investment in Rental Property	159,804,223	149,714,314

OTHER ASSETS
Cash and Cash Equivalents	537,997	176,765
Current Rents Receivable, Net of Allowance for Doubtful Accounts of $39,500 as of March 31, 2008 and $-0- as of December 31, 2007	1,007,780	681,492
Other Receivables	179,802	153,124
Net VAT Receivable	40,648	196,553
Income Tax Receivable	145,880	167,559
Prepaid Expenses	532,474	296,169
Advance Payment on Property Purchase	395,000	-
Security Deposits	238,683	221,767
Deferred Financing Costs, Net	3,221,196	3,194,726
Total Assets	$166,103,683	$154,802,469

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Mortgage Payable	$130,679,093	$121,899,165
Accounts Payable	3,269,147	3,072,789
Accrued Expenses and other Liabilities	86,418	28,519
Accrued Interest	2,177,042	77,977
Income Tax Payable	89,090	73,363
Loans Payable - Related Party	46,481	110,835
Loans Payable - Other	376,620	381,662
Convertible Notes	5,982,893	5,354,130
Rents Received in Advance	-	327,910
Deferred Income Taxes	1,464,113	1,391,165
Minority Interest	636,898	593,726
Derivative Liability	1,442,605	3,645,379
Total Liabilities	146,250,400	136,956,620

STOCKHOLDERS' EQUITY
Preferred Stock, $0,001 par value, 1,000,000 shares authorized; 1,000 shares issued and outstanding	1	1
Common Stock, $0.001 par value; 300,000,000 shares authorized; 150,208,861 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	150,209	150,209
Additional Paid-In Capital	22,282,703	22,282,703
Accumulated Other Comprehesive Income	1,538,897	234,828
Accumulated Deficit	(4,118,527)	(4,821,892)

Total Stockholders' Equity	19,853,283	17,845,849

Total Liablities and Stockholders' Equity	$166,103,683	$154,802,469

The accompanying notes to financial statements are an integral part of these statements.

Table of Content
ROYAL INVEST INTERNATIONAL COPR. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE THREE MONTHS ENDING
	MARCH 31,
	2008	2007
REVENUES
Base Rents	$2,734,256	$-
Real Estate Services	116,612	-
Other Income	441,893	-
	3,292,761	-

EXPENSES
Operating Services	768,100	-
Real Estate Taxes	45,550	-
General and Administrative	981,411	94,000
Depreciation	782,328	-
Total Expenses.	2,577,389	94,000

OPERATING INCOME (LOSS)	715,372	(94,000)

OTHER INCOME (EXPENSES)
Interest Income	310	-
Interest Expense	(2,033,796)	(7,125)
Change in Value of Derivative Liabilty	2,467,844	-
Amortization - Debt Discount	(270,557)	-
Currency Loss	(24,547)	-
Amortization - Deferred Financing Costs	(135,625)	-
	3,629	(7,125)

Income (Loss) Before Income Taxes	719,001	(101,125)

Provision for Income Taxes	15,636	-

NET INCOME (LOSS)	$703,365	$(101,125)

NET INCOME (LOSS) PER COMMON SHARE
Basic and diluted	$0.00	$(0.02)

Weighted Average Common Shares Outstanding
Basic and diluted	150,208,861	4,236,372

The accompanying notes to financial statements are an integral part of these statements.

Table of Content

ROYAL INVEST INTERNATERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE THREE MONTHS ENDING
	MARCH 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$703,365	$(101,125)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	782,328	-
Change in Value of Derivative Liability	(2,467,844)	-
Currency Loss	24,547	-
Amortization - Debt Discount	270,557	-
Amortization - Deferred Financing Costs	135,625	-
Provision for Doubtful Accounts	37,444	-
Deferred Income Tax	(26,741)	-
Other	2,267	-

Changes in operating assets and liabilities
Increase in Accounts Receivable	(299,776)	-
Increase in Other Receivables	(14,781)	-
Decrease in Net VAT Receivable	161,339	-
Decrease Income Tax Receivable	32,269	-
Increase in Prepaid Expenses	(203,592)	-
Increase in Advance Payment on Property Purchase	(374,443)	-
Increase in Security Deposits	(749)	-
Increase in Accounts Payable	55,075	-
Increase in Accrued Expenses and Other Liabilities	52,920	94,000
Increase in Accrued Interest	1,997,106	7,125
Increase in Income Taxes Payable	9,852	-
Decrease in Rents Received in Advance	(333,447)	-
Net cash provided by operating activities	543,321	-

CASH FLOWS FROM INVESTING ACTIVITIES
Property Acquired	(42,596)	-
Net cash used in investing activities	(42,596)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(362)
Loans payable to related party, net	(55,875)	362
Payments on Mortgages Payable	(79,449)	-
Proceeds from loans payable	67,847	-
Payments on loans payable	(98,936)	-
Net cash used in financing activities	(166,413)	-

Net increase in cash and cash equivalents	334,312	-

Adjustment for change in exchange rate	26,920	-

Cash and cash equivalents, beginning of period	176,765	-

Cash and cash equivalents, end of period	$537,997	$-

The accompanying notes to financial statements are an integral part of these statements.

Table of Content

ROYAL INVEST INTERNATIONAL CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
March 31, 2008

						Accumulated
					Aditional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at December 31, 2005			4,236,372	4,236	580,696	-	(654,322)	(69,390)

Reduction of accured interest					30,067			30,067

Net Loss for the Year Ended December 31, 2006							(340,374)	(340,374)

Balance at December 31, 2006			4,236,372	4,236	610,763	-	(994,696)	(379,697)

Issuance of common stock for cash at $0.10 per share			5,000,000	5,000	495,000			500,000

Issuance of common stock to CEO and CFO for services rendered at $0.12 per share			1,975,868	1,976	235,128			237,104

Conversion of debt to common stock at $0.75 per share			544,000	544	407,456			408,000

Issuance of common stock for the acquisition of Amogb B.V. at $1.00 per share			2,190,000	2,190	2,187,810			2,190,000

Issuance of common stock for the acquisition of Alfang B.V. at $1.20 per share			1,687,500	1,687	2,023,313			2,025,000

Issuance of common stock for the acquisition of properties at $0.2078 per share			21,465,885	21,466	4,439,145			4,460,611

Issuance of common stock for debt owed for RIGP1 B.V. acquisition at $0.10 per share			15,282,696	15,283	1,512,987			1,528,270

Issuance of preferred and common stock for the acquisition of properties at $0.10 per share	1000	1	97,202,653	97,203	9,623,061			9,720,265

Issuance of common stock for the acquisition of property at $1.20 per share			623,887	624	748,040			748,664

Foreign Currency Translation						234,828		234,828

Net Loss for the Year Ended December 31, 2007							(3,827,196)	(3,827,196)

Balance at December 31, 2007	1,000	1	150,208,861	150,209	22,282,703	234,828	(4,821,892)	17,845,849

Foreign Currency Translation						1,304,069		1,304,069

Net Income for the Three Months ended March 31, 2008 [Unaudited]							703,365	703,365

Balance at March 31, 2008 [Unaudited]	1,000	1	150,208,861	150,209	22,282,703	1,538,897	(4,118,527)	19,853,283

The accompanying notes to financial statements are an integral part of these statements.

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization
Royal Invest International Corp., a Delaware corporation, (formerly “Wah King Invest Corp”) together with its subsidiaries (collectively, the “Company”), owns, operates and manages real estate, in Europe. As of March 31, 2008, the Company owned 18 properties. The properties aggregate approximately 88,077 square meters (approximately 948,053 square feet), which are comprised of office buildings and business centers.  The properties are located in Germany and the Netherlands.

Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements as of March 31, 2008, and for the three months ended March 31. 2008 and 2007 have been prepared in accordance with generally accepted accounting principles and in accordance with the instructions for Form 10-Q and Item 210.8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 2008, the consolidated results of operations and consolidated cash flows for the three months ended March 31, 2008 and 2007.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Translation
The Company considers the EURO (“€”) to be its functional currency. Assets and liabilities were translated into US dollars (“USD”) as of March 31, 2008 and December 31, 2007 at the period end exchange rates of €1.00 to 1.58 USD and € 1.00 to 1.47290 USD, respectively. Statement of Operations amounts for the three months ended March 31, 2008 was translated using the average rate during the period of € 1.00 to 1.49777 USD.  There was no foreign currency translations in the three months ended March 31, 2007.

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

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

On a periodic basis, management assesses whether there are any indicators that the value the Company’s real estate properties held for use may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has incurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value. The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved.  At December 31, 2007, one of the rental properties had a carrying amount which exceeded its fair value.  As a result the company had a charge to operations for $200,467 to adjust the carrying amount to fair value. At March 31, 2008, management’s estimates of fair value exceed carrying amounts.

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

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 20008

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

Deferred Financing Costs
Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest rate, over the term of the related indebtedness. Amortization of such costs is $135,625 for the three months ended March 31, 2008. There were no deferred financing costs in the three months ended March 31, 2007.

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

Advertising Expense
The Company expenses advertising costs as incurred.  Advertising expense in the three months ended March 31, 2008 was approximately $8,400. There were no advertising costs incurred in the three months ended March 31, 2007.

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

Fair Value
Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets).

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Recent Accounting Pronouncements)

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

In December 2007, the FASB issued SFAS No. 160, '“Noncontroling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”.  The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes.  The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity.  The amount of consolidated net income attributable to the parent and to the noncontroling interest be dearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontroling equity investment in the former subsidiary is initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontroling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontroling owners.  The changes to current practice resulting from the application of SFAS No. 160 is effective for financial statements issued for fiscal years beginning alter December 15, 2008, and interim periods within those fiscal years.  The adoption of SFAS No. 160 before December 15, 2008 is prohibited.  The Company has not evaluated the effect, if any, that SFAS No. 160 will have on its financial statements.

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

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 3 - CONVERTIBLE PROMISSORY NOTES

In December 2007, the Company issued 8% convertible promissory notes to ECM Hoff Holding B.V. and Muermans Vast Goed Roemond B.V. in the amounts of € 1,091,257 (US $1,724,186) and € 3,500,000 (US $5,530,000), respectively, as part of the consideration for the purchase price of properties acquired. The notes are due December 31, 2010, but are convertible at any time into shares of common stock, along with any accrued and unpaid interest, at a conversion price of $1.60 per share, unless the price of common stock on the date of conversion is $1.60 or less. If the price of common stock on the date of conversion is $1.60 or less, than the conversion price will be the average price of the common stock over the 90 days prior to the conversion date reduced by 25%.

The Company accounts for the fair value of the conversion feature of its convertible notes in accordance with SFAS No. 133 “Accounting For Derivative Instruments And Hedging Activities” and EITF Issue No. 00-19 “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock” which requires the Company to bifurcate and separately account for the conversion features as embedded derivatives contained in the Company’s convertible notes. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature as either short-term or long-term liabilities (based on the underlying term of the notes) as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operations. The derivative liability at March 31, 2008 and December 31, 2007 amounted to $1,442,605 and $3,645,379, respectively.

The Company used the following valuation methodologies for the embedded derivatives related to the issuance of two convertible promissory notes on March 31, 2008 and December 31, 2007:

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

2- Unlike standard binomial, the minimum payoff is higher than zero, and calculated as follow:

a)	if the stock price is greater than $1.60 then (stock price - $1.60).

b)
in the event the stock price is lower or equal to $1.60, then the minimum payoff is (the stock price - average price of the Common Stock for 90 days prior to the Conversion Notice date reduced by 25%).

The binomial models were valued with the following inputs:

Stock Price. The stock price was based on the closing price of the Company’s common stock as of the Valuation Date. Stock prices ranged from $1.75 to $0.80 for 1-1-2008 through 3-31-2008 and from $1.29 to $1.75 for 12-21-2007 through 12-31-2007.

Fixed Strike Price. $1.60 as provided by the Convertible Promissory Notes.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Floating Strike Price - After implementing the Cox-Ross-Rubenstein binomial modified model the implied strike price under the Black Scholes Model is $0.60 for 3-31-2008 and $1.011and $1.2 for 12-21-2007 and 12-31-2007.

Time to Maturity. The time to maturity was determined based on the length of time between the Valuation Date and maturity of the promissory notes.  Time to maturity ranged from 3 years in 12-21-2007 to 2.975 years in 12-31-2007 to 2.753 years in 3-31-08.

Risk-Free Rate. The risk free rate used in the analysis was based on the Treasury Note rates as of the Valuation Dates with term commensurate with the remaining term of the Promissory Notes. The risk free rate of return was 3.2%

Volatility. The volatility input was based on the historical volatility of the certain comparable companies as historical volatility of the Company was not useful in developing the expected volatility. The average volatility for the comparable companies was 40%.

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

NOTE 4 – MORTGAGES PAYABLE

The Company has mortgages which are collateralized by most of the Company’s rental properties. As of December 31, 2007 all of the Company’s properties, with a total book value of approximately $150 million, are encumbered by the Company’s mortgages. Payments on mortgages are generally due in quarterly installments of principal and interest, or interest only.

The Company’s properties are primarily mortgaged through a € 100,000,000 financing agreement with the Bank of Scotland. The terms call for a pay down based on a percentage of the outstanding amount utilized (1.25% in year 1; 1.50% in years 2 & 3; 2.0% in years 4, 5 & 6) with maturity at 6 years from the initial drawdown which was December 27, 2007. Interest is due quarterly at Euribor + 1.32%. The agreement contains customary financial covenants which the Company is in compliance with as of March 31, 2008 and December 31, 2007. The amount outstanding at March 31, 2008 and December 31, 2007 is $125,911,622 (€ 79,690,900) and $117,376,727 (€ 79,690,900), respectively. The remaining amount of the facility at € 20,310,100 can be used for financing other properties (85% LTV/LTC).

 The Company has an additional mortgage payable to SNS Bank. The amount outstanding on this mortgage at March 31, 2008 and December 31, 2007 is $4,767,471 (€ 3,017,387) and $4,522,438 (€ 3,070,431), respectively. The SNS Bank Mortgage is payable in monthly installments of $ 22,335. The mortgage bears a variable interest rate (monthly Euribor + 2%). The mortgage is collateralized by the land and buildings.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

At December 31, 2007, minimum future principal payments over the next five years and in the aggregate are as follows:

	Amount to be paid	Total Percentage
Year	Yearly	To be paid Yearly *
2008	$1,735,229	1.25%
2009	2,028,671	1.50%
2010	2,028,671	1.50%
2011	2,615,555	2.00%
2012	2,615,555	2.00%
Thereafter	110,875,483	91.75%

Total	$121,889,164	100.00%

*  Bank of Scotland Facility

NOTE 5 - TENANT LEASES

At December 31, 2007, the Properties are leased to tenants under various operating leases expiring through 2023. The leases provide for annual base rents and the pass-through of charges for electrical usage. On an ongoing basis lease contracts are renegotiated and extended.

Future minimum rentals to be received under non-cancelable operating leases at December 31, 2007 are as follows:

Year	Amount
2008	$11.169.393
2009	10.075.898
2010	7.179.768
2011	5.648.026
2012	5.543.337

Total	$39.616.422

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 6 – INCOME TAXES

Income tax expense (benefit) consisted of the following:

	For The Three Months Ended
	March 31,
	2008	2007
Current:
United States	$--	$--
Foreign	42,377	--
	42,377	--

Deferred:
United States	--	--
Foreign	(26,741)	--
	--	--

Totals	$15,636	$--

Pre-tax income (loss) consisted of the following:

	For The Three Months Ended
	March 31,
	2008	2007

United States	$2,000,327	$(101,125)
Foreign	(1,296,962)	--

	$703,365	$(101,125)

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For The Three Months Ended
	March 31,
	2008	2007
United States Statutory Corporate
Income Tax Rate	34.0%	(34.0)%
Permanent Differences	--%	--%
Change in Valuation Allowance on
Deferred Tax Assets	(34.0)%	34.0%
Effect of Foreign Earnings, Net of
Allowable Credits	2.0%	--%
Income Tax (Benefit)	2.0%	--%

The components of deferred tax assets (liabilities) at March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
	2008	2007

Deferred Tax Assets (Liabilities) – Long Term
Net Operating Losses	$729,320	$668,000
Depreciation	(1,464,113)	(1,391,165)

Valuation Allowance	(729,320)	(668,000)

Net Deferred Tax Liability	$(1,464,113)	$(1,391,165)

The Company has established a full valuation allowance on its deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by approximately $61,000 and $330,000 in the three months ended March 31, 2008 and the year ended December 31, 2007.

As of March 31, 2008, there are approximately $2.1 million in net operating loss carryforwards expiring through 2027.  Section 382 of the Internal Revenue Code limits the utilization of these losses when there is a change in ownership, as defined in the code. As a result of stock issued for acquisitions and properties purchased, the utilization of net operating loss carryforwards are limited.

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

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 and 300,000,000 shares of common stock, par value $0.001 per share.   At March 31, 2008 and December 31, 2007 there were 1,000 shares of preferred stock and 150,208,861 common shares issued and outstanding.  The preferred shareholders have the right to appoint one member to the Board of Directors and the right to request the Board of Directors to call for a shareholders’ meeting.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Principal stockholders of the Company have loaned to the Company $1,528,230 as at September 30, 2007 to fund operations. The loans are unsecured and bear interest at the rate of 6% per annum. On October 24, 2007, the board approved a resolution allowing these shareholders to convert $408,000 of the debt to 544,000 shares of common stock of the Company. The balance of the loans is to be repaid in cash. On December 27, 2007, as part of the acquisition of RIDP1 (Alfang BV) an amount of $1,009,395 USD has been repaid. At December 31, 2007 the balance of the loans is $110,835 USD. At March 31, 2008, the Company has loans payable to related parties of $46,481.

On May 25, 2007 the Company entered into a Management Services Agreement with Statenconsult B.V. in which David Havenaar, the Managing Director of the Company's subsidiary Royal Invest Europe B.V. is the Managing Director.  Under said Management Service Agreement, the Company agreed to pay to Statenconsult approximately €10,000 (approximately US $15,000) per month, commencing January 1, 2007, for an indefinite period, subject to one month written notice by either party,  to provide management services for Royal Invest Europe BV, the operating subsidiary of the Company. The Company incurred approximately $253,000 in expense under this agreement and for other related services in 2007 and approximately $45,000 during the three months ended March 31, 2008.  There is approximately $32,000 and $101,000 payable as of March 31, 2008 and December 31, 2007, respectively.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

On May 25, 2007 the Company entered into a Legal Service Agreement with SEC ATTORNEYS LLC in which Jerry Gruenbaum, the CEO of the Company is the Managing Member.  Under said Legal Service Agreement, the Company agreed to pay SEC ATTORNEYS LLC €12,000 (approximately US $17,000) per month for one year and thereafter for an indefinite period subject to one month written notice by either party to provide legal service to the Company and to provide a CEO and CFO for the Company. The Company incurred approximately $120,000 in expense under this agreement and for other related services in 2007 and approximately $51,000 during the three months ended March 31, 2008. There is approximately $119,000 and $68,000 payable as of March 31, 2008 and December 31, 2007, respectively.

On May 25, 2007 the Company entered into a Consulting Agreement with ECM in which David Havenaar, the Managing Director of the Company's subsidiary Royal Invest Europe B.V. is a shareholder, to secure financing for the Company and to fund its planned acquisitions.  ECM is to be paid up to a 2% finders fee for securing funding from a bank, and up to 8% finder's fee for securing funding from investors for the Company. The Company incurred a fee of approximately $1,594,000 upon the successful completion of funding with the Bank of Scotland.   Effective May 20, 2008, the Comapny and ECM mutually agreed to cancel the Consulting Agreement as it relates to future funding arrangements. Commissions earned prior to the effective date of the cancellation agreement are due and payable to ECM.

NOTE 9 – LOANS PAYABLE - OTHER

The Company has other loans payable to unrelated parties of $376,620 and $381,662 at March 31, 2008 and December 31, 2007, respectively.  Loans totaling $354,299 at March 31, 2008 are unsecured and bear a variable interest rate (Eurobor + 2%). The remaining loan balance ($22,321) is unsecured and currently has no repayment terms and accrues no interest.

NOTE 10 – MINORITY INTEREST

The Company’s subsidiary, Royal Invest Europe B.V., has non-cumulative preference shares outstanding valued at € 166,500 ($263,070 USD) which are owned by minority shareholders.  The shareholders are entitled to 6% of the nominal value of these shares annually (approximately $16,000 USD) payable from the profits of RIE. No amount is payable if RIE’s operations result in a loss.

The Company’s subsidiary, Alfang B.V., has non-cumulative preference shares outstanding valued at € 224,000 ($353,920 USD) which are owned by minority shareholders.  The shareholders are entitled to 6% of the nominal value of these shares annually (approximately $21,000 USD) payable from the profits of Alfang B.V.. No amount is payable if Alfang B.V.’s operations result in a loss.

The Company’s subsidiary, AmogB B.V., has non-cumulative preference shares outstanding valued at € 12,600 ($19,908 USD) which are owned by minority shareholders.  The shareholders are entitled to 6% of the nominal value of these shares annually (approximately $1,000 USD) payable from the profits of AmogB B.V. No amount is payable if AmogB B.V.’s operations result in a loss.

NOTE 11 - COMMITTMENTS AND CONTINGENCIES

On or about June 19, 2007 the Company signed a Contract with Bloemers Onroerend Goed B.V. to purchase a commercial warehouse and office building known as J.C.Beetslaan 153 at 2131 AL Hoofddorp, the Netherlands for € 6,500,000 (US $10,270,000), € 6,000,000 (US $9,480,000) in cash and € 500,000 (US $790,000) in Company common stock.  In addition the Company will pay any real estate transfer tax and notary transfer expenses.  This binding contract required the property to be transferred by October 1, 2007.  While awaiting new equity funding, the transfer has been postponed until December 1, 2008. In connection with the postponement of the acquisition to December 1, 2008, the Company has agreed to make a deposit of € 500,000 (US $790,000) which will be forfeited if the closing does not take place and to pay a fee of 7% of the € 6,000,000 (US $9,480,000) financing on a monthly basis less applicable rental income received. As at March 31, 2008, the Company paid € 250,000 (US $395,000) of the deposit and incurred an expense of € 179,279 (US $ 268,519) for the fee, of which € 135,000 (US $213,300) has been paid.

Table of Content

On June 14, 2007 the Company signed a Contract with Stedekroon B.V. to acquire two commercial properties, one is a 8,713 square meters (approx. 93,688 square feet) office building in Amersfoort, the Netherlands which has an annual rental income of €417,590 (approximately US $625,000) with Norit N.V. a subsidiary of a publicly traded tenant that has a lease contract until December 20, 2016 and the other, is a 4,402 square meters (approx. 47,333 square feet) office building with a shopping strip in Emmen, the Netherlands which has an annual rental income from four tenants, including from the national government of the Netherlands which pays €438,634 (approximately US $657,000) and the other tenants pay a total of €93,510 , €22,231 and €30,945 (approximately US $140,000, US $33,000 and US $46,000, respectively) for a total of €585,320 (approximately US $876,000), for a combined rental income of €1,003,270 (approximately US $1,501,000).  The properties are being purchased for €13,750,000 (US $21,725,000) for cash.  In addition the Company will pay any real estate transfer tax and notary transfer expenses.

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

NOTE 12 - Fair Value Measurements

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:	$-	$-	$-	$-

Total Assets	$-	$-	$-	$-

Liabilities
Derivative Instrument ( See Note 3 )	$1,442,605	$-	$-	$1,442,605
Total Liabilities	$1,442,605	$-	$-	$1,442,605

Table of Content

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements in Item 1 and the cautionary statements below.

Executive Summary

                We were incorporated in the State of Delaware as part of a reorganization on May 2, 2005.  In January 2007 we changed our name to Royal Invest International Corp. (“Royal Invest”) and we trade on the OTC under the stock symbol “RIIC”.  We were originally organized on October 30, 1980, under the laws of the State of Florida as C.N.W. Corp.

On July 19, 2007 through our subsidiary Royal Invest Europe B.V. we acquired the shares of Rico Staete B.V. which owns a commercial real estate property located at Tackenweide 48, in Emmerich, Germany, consists of approximately 9.005 m2 rentable floor surface business accommodation as well as 1.478 m2 rentable floor surface office space.   In December 18, 2007 we acquired a new subsidiary called Vastgoed Beleggings Mij. Bunnik I B.V.   Thereafter, Royal Invest Europe B.V., our subsidiary transfered Royal Invest Germany Properties 1 B.V., a subsidiary of Royal Invest Europe B.V. to our subsidiary Vastgoed Beleggings Mij. Bunnik I B.V.   With the addition of Vastgoed Beleggings Mij. Bunnik I B.V., we have a total of three subsidiaries in the Netherlands, including Royal Invest Europe B.V., and Royal Invest Development and Services B.V.  Vastgoed Beleggings Mij. Bunnik I B.V. has filed with the Chamber of Commerce at The Hague allowing it to use the trade name Royal Invest Europe 2.

      On December 27, 2007 through our subsidiary Royal Invest Europe B.V., we acquired a 2,680 m2 (approximately 28,817 square feet) commercial office building known as Sloterweg 22 in Badhoevedorp, the Netherlands, we acquired a 5,150 m2 (approximately 55,434 square feet) commercial office building known as Emmakade 59-60 in Leeuwarden, the Netherlands, we acquired 6 properties in the Netherlands, located at Mijlweg 7, in Vianen, the Netherlands; Berenkoog 53, in Alkmaar, the Netherlands; Keulsekade 21, in Utrecht, the Netherlands; Edisonweg 9, in Woerden, the Netherlands; De Schans 1802, in Lelystad, the Netherlands; and Franciscusweg 8-10, in Hilversum, the Netherlands, we acquired an 18,338 m2 (approximately 197,183 square feet) commercial office building known as Schepersmaat 4, 9405 TA Assen, the Netherlands, we acquired the shares of Alfang B.V.of Eindhoven, the Netherlands which owns a series of mortgaged commercial properties located at Parallelweg 29 in Beverwijk, The Netherlands; Kriuisweg 855, 857, 859 in Hoofddorp, The Netherlands; Schinkelwaard 20 in Alkmaar , The Netherlands; Willemstraat 47, 67, 69 in Hengelo, The Netherlands; Zuidermolenweg 7 in Amsterdam, The Netherlands; and Produktieweg 119 in Wormerveer, The Netherlands and we acquired the shares of AmogB B.V. which owns a portfolio of mortgaged commercial properties in the Netherlands.

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

Cash Flow from Operating Activities

Net cash used in operating activities increased from approximately $0 for the quarter ended March 31, 2007 to approximately $543,321 for the quarter ended March 31, 2008.  The increase is primarily the result of an increase operating income from approximately $(101,125) for the quarter ended March 31, 2007 to approximately $703,365 for the quarter ended March 31, 2008 and an increase in accrued interest from approximately $7,125 for the quarter ended March 31, 2007 to approximately $1,997,106 for the quarter ended March 31, 2008.  One of the most significant components of this increase is an increase in depreciation from approximately $0 for the quarter ended March 31, 2007 to approximately $782,328 for the quarter ended March 31, 2008, and a change in value of derivative liability $0 for the quarter ended March 31, 2007 to approximately ($2,467,844) for the quarter ended March 31, 2008.

Cash Flow from Investing Activities

Net cash used in investing activities decreased from approximately $0 for the quarter ended March 31, 2007 to approximately ($42,596) for the quarter ended March 31, 2008.  The decrease is primarily the result of a decrease from propery acquired from approximately $0 for the quarter ended March 31, 2007 to approximately ($42,596) for the quarter ended March 31, 2008.

Cash Flow from Financing Activities

Net cash provided by financing activities decreased  from approximately $0 for the quarter ended March 31, 2007 to approximately ($166,413) for the quarter ended March 31, 2008.  The decrease is primarily the result of a decrease on payments on loans payable from $0 for the quarter ended March 31, 2007 to approximately ($98,936) for the quarter ended March 31, 2008 and a decrease from payments on mortgage payable from $0 for the quarter ended March 31, 2007 to approximately ($79,449) for the quarter ended March 31, 2008.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were approximately $537,997  on March 31, 2008.

Property Transactions

Acquisitions

During the quarter ended March 31, 2008, we had no property acquisitions.

         Dispositions

                 During the quarter ended March 31, 2008, we had no property disposition.

Table of Content
RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2008 AS COMPARED TO MARCH 31, 2007

This section includes our actual results of operations for the quarter ended March 31, 2008 and 2007.  As of December 31, 2007, we owned wholly 18 commercial properties.  We generate substantially all of our operating income from property operations.

	March 31,
	2007	2006

Revenues	$3,292,761	$-

Operating Services	768,100	-
Real Estate Taxes	45,550	-
General and Administrative Expenses	981,411	94,000
Depreciation	782,328	-

Operating Income (Loss)	715,372	(94,000)

Net Other Expenses	(3,629)	(7,125)

Net Income (Loss) Before Taxes	719,001	(101,125)
Provision for Income Taxes	15,636	-
Net Loss	$703,365	$(101,125)

Our net income (loss) for the two quarters ended March 31, 2008 and 2007 $703,365, and ($101,125), respectively.  Rental income increased by $2,734,256 due to the acquisitions of various real properties late in 2007.

Rental Income and Tenant Reimbursements

Rental income from continuing operations for the quarter ended March 31, 2008 and 2007 were approximately $2,734,256 and $0, respectively.  The increase of approximately $2,734,256, was primarily the result of the acquisitions of various real properties late in 2007.

General and Administrative Expenses

General and administrative expenses from continuing operations for the quarter ended March 31, 2008 and 2007 were approximately $981,411 and $94,000, respectively.  The increase of approximately $887,411 was primarily the result of the acquisitions of various real properties late in 2007.

Table of Content

Property Taxes

Property taxes from continuing operations for the quarter ended March 31, 2008 and 2007 were approximately $45,550 and $0, respectively.  The increase of $45,550, was primarily the result of the acquiring of properties in Late in 2007.

Depreciation

Depreciation expense from continuing operations for the quarter ended March 31, 2008 and 2007 was approximately $782,328 and $0, respectively.  The increase of $782,328, is primarily the result of the acquiring of properties in Late in 2007.

Interest Expense

Interest expense from continuing operations for the quarter ended March 31, 2008 and 2007 was approximately $2,033,796 and $7,125, respectively.  The increase of $2,026,671, was primarily the result of acquiring additional debt with the 2007 acquisitions of various real estate properties in The Netherlands for a total market value of €99.336.000 (approximately $156,950,880 US) which was financed by a new mortgage for €82,761,331 (approximately $121,899,164 US) from the Bank of Scotland and SNS Bank.

Table of Content

Contractual Obligations and Commercial Commitments

Following is an overview of the Company’s mortgages as of March 31, 2008:

			Principal Balance at
		Interest	March 31, 2008
Property Name	Lender	Rate	in Euros	in Dollars	Maturity
Kruisweg 855-859	Bank of Schotland PLC	*	€2,465,000	$3,894,700	December 27, 2013
Willemstraat 47, 67 en 69	Bank of Schotland PLC	*	1,769,700	2,796,126	December 27, 2013
Parallelweg 29	Bank of Schotland PLC	*	3,581,050	5,658,059	December 27, 2013
Schinkelwaard 20	Bank of Schotland PLC	*	3,521,550	5,564,049	December 27, 2013
Zuidermolenweg 7	Bank of Schotland PLC	*	1,099,900	1,737,842	December 27, 2013
Productieweg 1	Bank of Schotland PLC	*	3,223,200	5,092,656	December 27, 2013
Stuartweg 2	Bank of Schotland PLC	*	5,965,300	9,425,174	December 27, 2013
Nieuwzeelandweg 10	Bank of Schotland PLC	*	1,903,150	3,006,977	December 27, 2013
Edisonweg 9	Bank of Schotland PLC	*	657,900	1,039,482	December 27, 2013
Mijlweg 7	Bank of Schotland PLC	*	2,185,350	3,452,853	December 27, 2013
Keulsekade 216	Bank of Schotland PLC	*	3,723,000	5,882,340	December 27, 2013
De Schans 1802	Bank of Schotland PLC	*	2,397,850	3,788,603	December 27, 2013
De Berenkoog 53	Bank of Schotland PLC	*	1,241,850	1,962,123	December 27, 2013
Franciscusweg 8-10	Bank of Schotland PLC	*	16,233,300	25,648,614	December 27, 2013
Sloterweg 22	Bank of Schotland PLC	*	3,002,200	4,743,476	December 27, 2013
Emmakade 59-60	Bank of Schotland PLC	*	5,210,500	8,232,590	December 27, 2013
Schepersmaat 4	Bank of Schotland PLC	*	21,510,100	33,985,958	December 27, 2013
Tachenweide 12	SNS Bank	**	3,017,387	4,767,471	Mature ***
Total Mortgages			€82,708,287	$130,679,093

*	Variable Interest Rate (Quarterly Euribor + 1,32%). First Interest Payment is due at April 15, 2008
**	Variable Interest Rate (Monthly Euribor + 2%). At December 31, 2007 this was 6,822%
***	Royal Invest Europe is currently negotiating with the Bank of Schotland to refinance this object under the terms of the current Facility Agreement
****	Currency Exchange rate for March 31, 2008 EUR (€) to US ($) = 1,58000

At March 31, 2008, the Properties are leased to tenants under operating leases with various expiring dates through 2023. The lease provides for annual base rents and the pass-through of charges for electrical usage.

Future minimum rentals to be received under non-cancelable operating leases at December 31, 2007 are as follows:

Year	Amount
2008	$11.169.393
2009	$10.075.898
2010	$7.179.768
2011	$5.648.026
2012	$5.543.337

Total	$39.616.422

Table of Content

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of March 31, 2008, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2008.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008.  In making this assessment, management used the criteria established in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of March 31, 2008.

Changes in Internal Control Over Financial Reporting- There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T    CONTROLS AND PROCEDURES

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this quarterly report.

Table of Content
PART II

ITEM 1.             LEGAL PROCEEDINGS

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

ITEM 1A            RISK FACTORS

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The following is information for all securities that the Company sold during the quarter ended March 31, 2008.  Information with respect to previously reported sales prior to January 1, 2008 may be found in the Company’s prior filings.

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

ITEM 3     DEFAULT UPON SENIOR SECURITIES

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

ITEM 4             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwisw, during the fourth quarter of the year ended December 31, 2007.

ITEM 5    OTHER INFORMATION

None.

Table of Content

ITEM 6             EXHIBITS

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

21.1	Subsidiaries of the Company, incorporated by reference to the Registrant's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Table of Content

Reports on Form 8-K:

                                                The Company filed a Form 8-K on January 14, 2008 - Item 1.01 Entry into a Material Definitive Agreement - relating to Acquisitions of properties and closing with Bank of Scotlandand Item 9.01 Financial Statements and Exhibits.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ROYAL INVEST INTERNATIONAL CORP.
(Registrant)

Date: May 20, 2008	By: /s/ JERRY GRUENBAUM
Jerry Gruenbaum
Chief Executive Officer and

Date: May 20, 2008	By: /s/ NATHAN LAPKIN
Nathan Lapkin
President and Chief Financial Officer
and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Jerry Gruenbaum	Jerry Gruenbaum	CEO & Chairman	May 20, 2008
of the Board

/s/Nathan Lapkin	Nathan Lapkin	President, CFO,	May 20, 2008
& Director