Form 10-Q
period 2008-06-28
ROYAL INVEST INTERNATIONAL CORP.
filed 2008-08-14
CIK 1079574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter year ended June 30, 2008

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

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our 2007 Annual Report on Form 10-K and other filings with the SEC.

Table of Content

PART I

ITEM 1           FINANCIAL STATEMENTS

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

UNAUDITED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED JUNE 30, 2008 AND 2007

Table of Content

CONTENTS
______________________________________________________________________________________

Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007 (Audited)	Page 1

Consolidated Statements of Operations for the three months and six months ended June 30, 2008 and 2007 (Unaudited)	2

Consolidated Statements of Cash Flows for the six months ended June 31, 2008 and 2007 (Unaudited)	3

Consolidated Statement of Changes in Stockholders' Equity (Deficit) as of June 30, 2008 (Unaudited)	4

Notes to Consolidated Financial Statements (Unaudited)	5

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)	(Audited)

Rental Property
Land	$26,997,680	$25,169,240
Buildings	131,261,054	122,386,233
Improvements	2,451,386	2,154,076
Equipment	83,744	78,072
	160,793,864	149,787,621
Less - accumulated depreciation	(1,736,545)	(73,307)
Net Investment in Rental Property	159,057,319	149,714,314

OTHER ASSETS
Cash and Cash Equivalents	1,556,562	176,765
Current Rents Receivable, Net of Allowance for Doubtful Accounts of
$62,657 as of June 30, 2008 and $-0- as of December 31, 2007	1,720,831	681,492
Other Receivables	229,085	153,124
Net VAT Receivable	-	196,553
Income Tax Receivable	58,124	167,559
Advance Payment on Property Purchase	473,970	-
Prepaid Expenses	484,533	296,169
Security Deposits	169,098	221,767
Deferred Financing Costs, Net	3,079,954	3,194,726
Total Assets	$166,829,476	$154,802,469

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Mortgage Payable	$130,187,148	$121,899,165
Accounts Payable	2,334,302	3,072,789
Net VAT Payable	184,377	-
Accrued Expenses and other Liabilities	90,052	28,519
Accrued Interest	2,329,967	77,977
Income Tax Payable	99,326	73,363
Loans Payable - Related Party	1,419,394	110,835
Loans Payable - Other	350,591	381,662
Notes Payable	7,253,727	-
Convertible Notes	427,864	5,354,130
Rents Received in Advance	2,878,026	327,910
Deferred Income Taxes	1,435,676	1,391,165
Minority Interest	636,858	593,726
Derivative Liability	-	3,645,379
Total Liabilities	149,627,308	136,956,620

STOCKHOLDERS' EQUITY
Preferred Stock, $0,001 par value, 1,000,000 shares authorized; 1,000 shares issued and outstanding	1	1
Common Stock, $0.001 par value; 300,000,000 shares authorized; 150,208,861 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	150,209	150,209
Additional Paid-In Capital	22,282,703	22,282,703
Accumulated Other Comprehesive Income	1,507,645	234,828
Accumulated Deficit	(6,738,390)	(4,821,892)

Total Stockholders' Equity	17,202,168	17,845,849

Total Liablities and Stockholders' Equity	$166,829,476	$154,802,469

The accompanying notes to financial statements are an integral part of these statements

Table of Content

ROYAL INVEST INTERNATIONAL COPR. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE THREE MONTHS ENDING		FOR THE SIX MONTHS ENDING
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
REVENUES
Base Rents	$3,279,014	$-	$6,013,270	$-
Real Estate Services	149,861	-	266,473	-
Other Income	778,730	-	1,220,623	-
	4,207,605	-	7,500,366	-

EXPENSES
Operating Services	950,267	-	1,718,367	-
Real Estate Taxes	65,812	-	111,362	-
General and Administrative	666,333	355,041	1,647,744	449,041
Depreciation	823,797	-	1,606,125	-
Total Expenses.	2,506,209	355,041	5,083,598	449,041

OPERATING INCOME (LOSS)	1,701,396	(355,041)	2,416,768	(449,041)

OTHER INCOME (EXPENSES)
Interest Income	17	-	327	-
Interest Expense	(2,292,899)	(7,125)	(4,326,695)	(14,250)
Change in Value of Derivative Liabilty	(154,714)	-	2,313,130	-
Loss on Debt Modification	(1,416,852)	-	(1,416,852)	-
Amortization - Debt Discount	(270,539)	-	(541,096)	-
Currency Gain (Loss)	24,920	-	373	-
Amortization - Deferred Financing Costs	(139,988)	-	(275,613)	-
	(4,250,055)	(7,125)	(4,246,426)	(14,250)

Income (Loss) Before Income Taxes	(2,548,659)	(362,166)	(1,829,658)	(463,291)

Provision for Income Taxes	71,204	-	86,840	-

NET INCOME (LOSS)	$(2,619,863)	$(362,166)	$(1,916,498)	$(463,291)

NET INCOME (LOSS) PER COMMON SHARE:
Basic and diluted	$(0.01)	$(0.06)	$(0.01)	$(0.09)

Weighted Average Common Shares Outstanding:
Basic and diluted	150,208,861	5,609,998	150,208,861	4,926,980

The accompanying notes to financial statements are an integral part of these statements.

Table of Content

ROYAL INVEST INTERNATERNATIONAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE SIX MONTHS ENDING
	JUNE 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,916,498)	$(463,291)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,606,125	-
Change in Value of Derivative Liability	(2,313,130)	-
Loss on Debt Modification	1,416,852	-
Currency Gain	(373)	-
Amortization - Debt Discount	541,096	-
Amortization - Deferred Financing Costs	275,613	-
Provision for Doubtful Accounts	60,700	-
Deferred Income Tax	(54,785)	-
Other	2,267	-

Changes in operating assets and liabilities
Increase in Accounts Receivable	(1,767,612)	-
Increase in Other Receivables	(62,918)	-
Decrease in Net VAT Receivable	204,246	-
Decrease Income Tax Receivable	117,981	-
Increase in Prepaid Expenses	(161,686)	(11,453)
Increase in Security Deposits	66,631	-
Increase (Decrease) in Accounts Payable	(847,291)	102,539
Increase in Net VAT Payable	178,618	-
Increase in Accrued Expenses and Other Liabilities	57,604	97,905
Increase in Accrued Interest	2,469,023	14,250
Increase in Income Taxes Payable	19,989	-
Decrease in Rents Received in Advance	2,447,383	-
Cash used in operating activities	2,339,835	(260,050)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance Payment on Property Purchase	(459,165)
Property Acquired	(136,427)	-
Net cash used in investing activities	(595,592)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	(362)
Loans payable - related party,net	345,445	362
Proceeds from sale of Common Stock	-	260,101
Payments on Mortgages Payable	(549,754)	-
Proceeds from loans payable	74,749	-
Payments on loans payable -other	(131,710)	-
Net cash used in financing activities	(261,270)	260,101

Net increase in cash and cash equivalents	1,482,973	51

Adjustment for change in exchange rate	(103,176)	-

Cash and cash equivalents, beginning of period	176,765	89

Cash and cash equivalents, end of period	$1,556,562	$140

The accompanying notes to financial statements are an integral part of these statements.

Table of Content

ROYAL INVEST INTERNATERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDING
	JUNE 30,
	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR
Interest	2,427,262	-
Taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts Receivable Settled with Amounts Due to Related Parties	$747,999
Accrued Interest Classified to Amounts Due to Related Parties	$287,332

The accompanying notes to financial statements are an integral part of these statements.

Table of Content
ROYAL INVEST INTERNATIONAL CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
June 30, 2008

						Accumulated
					Aditional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at December 31, 2005			4,236,372	4,236	580,696	-	(654,322)	(69,390)

Reduction of accured interest					30,067			30,067

Net Loss for the Year Ended December 31, 2006							(340,374)	(340,374)

Balance at December 31, 2006			4,236,372	4,236	610,763	-	(994,696)	(379,697)

Issuance of common stock for cash at $0.10 per share			5,000,000	5,000	495,000			500,000

Issuance of common stock to CEO and CFO for services rendered at $0.12 per share			1,975,868	1,976	235,128			237,104

Conversion of debt to common stock at $0.75 per share			544,000	544	407,456			408,000

Issuance of common stock for the acquisition of Amogb B.V. at $1.00 per share			2,190,000	2,190	2,187,810			2,190,000

Issuance of common stock for the acquisition of Alfang B.V. at $1.20 per share			1,687,500	1,687	2,023,313			2,025,000

Issuance of common stock for the acquisition of properties at $0.2078 per share			21,465,885	21,466	4,439,145			4,460,611

Issuance of common stock for debt owed for RIGP1 B.V. acquisition at $0.10 per share			15,282,696	15,283	1,512,987			1,528,270

Issuance of preferred and common stock for the acquisition of properties at $0.10 per share	1000	1	97,202,653	97,203	9,623,061			9,720,265

Issuance of common stock for the acquisition of property at $1.20 per share			623,887	624	748,040			748,664

Foreign Currency Translation						234,828		234,828

Net Loss for the Year Ended December 31, 2007							(3,827,196)	(3,827,196)

Balance at December 31, 2007	1,000	1	150,208,861	150,209	22,282,703	234,828	(4,821,892)	17,845,849

Foreign Currency Translation						1,272,817		1,272,817

Net Loss for the Six Months ended June 30, 2008 [Unaudited]							(1,916,498)	(1,916,498)

Balance at June 30, 2008 [Unaudited]	1,000	1	150,208,861	150,209	22,282,703	1,507,645	(6,738,390)	17,202,168

The accompanying notes to financial statements are an integral part of these statements.

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization
Royal Invest International Corp., a Delaware corporation, (formerly “Wah King Invest Corp”) together with its subsidiaries (collectively, the “Company”), owns, operates and manages real estate, in Europe. On June 30, 2008, the Company owned 18 properties. The properties aggregate approximately 88,077 square meters (approximately 948,053 square feet), which are comprised of office buildings and business centers.  The properties are located in Germany and the Netherlands.

Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2008, and for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles and in accordance with the instructions for Form 10-Q and Item 210.8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 2008, the consolidated results of operations and consolidated cash flows for the six months ended June 30, 2008 and 2007.  The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Translation
The Company considers the EURO (“€”) to be its functional currency. Assets and liabilities were translated into US dollars (“US$”) as of June 30, 2008 and December 31, 2007 at the period end exchange rates of €1.00 to 1.5799 US$ and € 1.00 to 1.47290 US$, respectively. Statement of Operations amounts for the six months ended June 30, 2008 was translated using the average rate during the period of € 1.00 to 1.53055 US$.  There were no foreign currency translations in the six months ended June 30, 2007.

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
Improvements 10 years                                                10 years
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

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (Unaudited)

At least annually, management assesses whether there are any indicators that the value the Company’s real estate properties held for use may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has incurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value. The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved.  At December 31, 2007, one of the rental properties had a carrying amount which exceeded its fair value.  As a result the company had a charge to operations for $200,467 to adjust the carrying amount to fair value. At June 30, 2008, management’s estimates of fair value exceed carrying amounts.

Cash and Cash Equivalents
All highly liquid investments with a maturity of six months or less when purchased are considered to be cash equivalents.

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

Allowance for Doubtful Accounts
Management periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances.  Management’s estimate of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.

Income and Other Taxes
Royal Invest Europe B.V. (“RIE”), a Dutch corporation and a subsidiary of the Company, presently owns nine real estate properties located in the Netherlands. Since RIE is a Dutch corporation, it is subject to the Dutch tax laws and therefore needs to do income tax declarations in the Netherlands.
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
JUNE 30, 2008 (Unaudited)

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

Deferred Financing Costs
Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest rate, over the term of the related indebtedness. Amortization of such costs is US $139,988 and US $275,613 for the three and six months ended June 30, 2008, respectively. There were no deferred financing costs in the three and six months ended June 30, 2007.

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

Advertising Expense
The Company expenses advertising costs as incurred.  Advertising expense in the three and six months ended June 30, 2008 was approximately US $17,000 and US $25,400, respectively. There were no advertising costs incurred in the six months ended June 30, 2007.

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
JUNE 30, 2008 (Unaudited)

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

In December 2007, the FASB issued SFAS No. 160, '“Noncontroling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”.  The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes.  The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity.  The amount of consolidated net income attributable to the parent and to the noncontroling interest be clearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontroling equity investment in the former subsidiary is initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontroling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontroling owners.  The changes to current practice resulting from the application of SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of SFAS No. 160 before December 15, 2008 is prohibited.  The Company has not evaluated the effect, if any, that SFAS No. 160 will have on its financial statements.

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

In May 2008, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities.  We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (Unaudited)

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

The Company accounts for the fair value of the conversion feature of its convertible notes in accordance with SFAS No. 133 “Accounting For Derivative Instruments And Hedging Activities” and EITF Issue No. 00-19 “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock” which requires the Company to bifurcate and separately account for the conversion features as embedded derivatives contained in the Company’s convertible notes. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature as either short-term or long-term liabilities (based on the underlying term of the notes) as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operations. The derivative liability calculated as of June 30, 2008 and December 31, 2007 amounted to US $1,597,227 and US $3,645,379, respectively.

Effective on June 30, 2008, the Company and note holders modified the terms of the promissory notes where as the conversion features on the notes were waived in consideration for the company agreeing to pay the note holders a premium on the original notes. Such premium is calculated based on 21% of the original note principal plus interest accrued through June 30, 2008.  The modifications are accounted for as a debt extinguishment with the modified terms representing new notes.  The premiums amounted to € 238,534 (US $376,820) and € 765,053 (US $1,208,708), respectively.  The Company recognized a net loss on the modification of € 896,799 (US $1,416,852) at June 30, 2008, based on the fair value of the notes after the modification compared to the carrying value of the notes under the original terms (which included the derivative liability). As a result of the modification, the Company no longer has a derivative liability.

The Company used the following valuation methodologies for the embedded derivatives related to the issuance of two convertible promissory notes on June 30, 2008 (prior to the modifications) and December 31, 2007:

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

The binomial models were valued with the following inputs:

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (Unaudited)

Stock Price. The stock price was based on the closing price of the Company’s common stock as of the Valuation Date. Stock prices ranged from $1.75 to $0.80 for 1-1-2008 through 6-30-2008 and from $1.29 to $1.75 for 12-21-2007 through 12-31-2007.

Fixed Strike Price. $1.60 as provided by the Convertible Promissory Notes.

Floating Strike Price - After implementing the Cox-Ross-Rubenstein binomial modified model the implied strike price under the Black Scholes Model is $0.68 June 30, 2008 and $1.011and $1.2 for 12-21-2007 and 12-31-2007.

Time to Maturity. The time to maturity was determined based on the length of time between the Valuation Date and maturity of the promissory notes.  Time to maturity ranged from 3 years in 12-21-2007 to 2.975 years in 12-31-2007 to 2.504 years in June 30, 2008.

Risk-Free Rate. The risk free rate used in the analysis was based on the Treasury Note rates as of the Valuation Dates with term commensurate with the remaining term of the Promissory Notes. The risk free rate of return was 2.63%.

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

During the period January 1, 2006 to June 30, 2006, the Company issued additional convertible promissory notes aggregating $220,000.  The notes are unsecured and bear interest at a rate of 10% per quarter.  The principal and interest is due 90 days after the issuance of the notes, but automatically renews and continues to accrue interest. The notes are convertible into shares of common stock of the company at $0.75 per share. These notes are currently in default.

NOTE 4 – MORTGAGES PAYABLE

The Company has mortgages which are collateralized by most of the Company’s rental properties. As of June 30, 2008 and December 31, 2007 all of the Company’s properties, with a total book value of approximately $150 million, are encumbered by the Company’s mortgages. Payments on mortgages are generally due in quarterly installments of principal and interest, or interest only.

The Company’s properties are primarily mortgaged through a € 100,000,000 financing agreement with the Bank of Scotland. The terms call for a pay down based on a percentage of the outstanding amount utilized (1.25% in year 1; 1.50% in years 2 & 3; 2.0% in years 4, 5 & 6) with maturity at 6 years from the initial drawdown which was December 27, 2007. Interest is due quarterly at Euribor + 1.32%. The agreement contains customary financial covenants which the Company is in compliance with as of June 30, 2008 and December 31, 2007. The amount outstanding at June 30, 2008 and December 31, 2007 is $125,510,204 (€ 79,441,866) and $117,376,727 (€ 79,690,900), respectively. The remaining amount of the facility at € 20,310,100 can be used for financing other properties (85% LTV/LTC).

 The Company has an additional mortgage payable to SNS Bank. The amount outstanding on this mortgage at June 30, 2008 and December 31, 2007 is $4,676,944 (€ 2,960,278) and $4,522,438 (€ 3,070,431), respectively. The SNS Bank Mortgage is payable in monthly installments of $ 22,335. The mortgage bears a variable interest rate (monthly Euribor + 2%). The mortgage is collateralized by the land and buildings.

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (Unaudited)

At December 31, 2007, minimum future principal payments over the next five years and in the aggregate are as follows:

Year	Amount to be paid	Total Percentage
	Yearly	To be paid Yearly *
2008	$1,735,229	1.25%
2009	2,028,671	1.50%
2010	2,028,671	1.50%
2011	2,615,555	2.00%
2012	2,615,555	2.00%
Thereafter	110,875,483	91.75%

Total	$121,889,164	100.00%

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

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (Unaudited)

NOTE 6 – INCOME TAXES

Income tax expense (benefit) consisted of the following:

	For the three months ended		For The Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Current:
United States	$--	$--	$--	$--
Foreign	99,248	--	141,625	--
	99,248	--	141,625	--

Deferred:
United States	--	--	--	--
Foreign	(28,044)	--	(54,785)	--
	(28,044)	--	(54,785)	--

Totals	$71,204	$--	$86,480	$--

Pre-tax income (loss) consisted of the following:

	For the Three months ended		For The Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

United States	$(1,845,472)	$(362,166)	$154,855	$(463,291)
Foreign	(703,187)	--	(1,984,513)	--

	$(2,548,659)	$(362,166)	$(1,829,658)	$(463,291)

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (Unaudited)

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
United States Statutory Corporate
Income Tax Rate	(34.0)%	(34.0)%	(34.0)%	(34.0)%
Permanent Differences	--	--	--	--
Change in Valuation Allowance on
Deferred Tax Assets	34.0%	34.0%	34.0%	34.0%
Effect of Foreign Earnings, Net of
Allowable Credits	2.6%	--	4.4%	--
Income Tax (Benefit)	$2.6%	--%	4.4%	--%

The components of deferred tax assets (liabilities) at June 30, 2008 and December 31, 2007 are as follows:

	June 30, December 31,
	2008	2007

Deferred Tax Assets (Liabilities) – Long Term
Net Operating Losses	$742,000	$668,000
Depreciation	(1,435,676)	(1,391,165)

Valuation Allowance	(742,000)	(668,000)

Net Deferred Tax Liability	$(1,435,676)	$(1,391,165)

The Company has established a full valuation allowance on its deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by approximately $74,000 and $330,000 in the six months ended June 30,2008 and the year ended December 31, 2007.

As of June 30, 2008, there are approximately $2.2 million in net operating loss carryforwards expiring through 2027.  Section 382 of the Internal Revenue Code limits the utilization of these losses when there is a change in ownership, as defined in the code. As a result of stock issued for acquisitions and properties purchased, the utilization of net operating loss carryforwards are limited.

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

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (Unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 and 300,000,000 shares of common stock, par value $0.001 per share.   At June 30, 2008 and December 31, 2007 there were 1,000 shares of preferred stock and 150,208,861 common shares issued and outstanding.  The preferred shareholders have the right to appoint one member to the Board of Directors and the right to request the Board of Directors to call for a shareholders’ meeting.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Principal stockholders of the Company have loaned to the Company US $1,528,230 as at September 30, 2007 to fund operations. The loans are unsecured and bear interest at the rate of 6% per annum. On October 24, 2007, the board approved a resolution allowing these shareholders to convert US $408,000 of the debt to 544,000 shares of common stock of the Company. The balance of the loans is to be repaid in cash. On December 27, 2007, as part of the acquisition of RIDP1 (Alfang BV) an amount of US $1,009,395 was repaid. At December 31, 2007 the balance of the loans is US $110,835. At June 30, 2008, the Company has loans payable to related parties of US $1,419,394, of which US $1,306,972 is payable to two note holders of the Company. The US $1,306,972 is payable on demand and bears interest at 8%. US $227,311 and US $728,890, respectively, of this balance represents the premium (See Note3) and accrued interest through June 30, 2008 on the two notes reduced by amounts which were offset to certain accounts receivable which had been guaranteed by the note holders. (See Note 3)

On May 25, 2007 the Company entered into a Management Services Agreement with Statenconsult B.V. in which David Havenaar, the Managing Director of the Company's subsidiary Royal Invest Europe B.V. is the Managing Director.  Under said Management Service Agreement, the Company agreed to pay to Statenconsult approximately €10,000 (approximately US $15,000) per month, commencing January 1, 2007, for an indefinite period, subject to one month written notice by either party,  to provide management services for Royal Invest Europe BV, the operating subsidiary of the Company. The Company incurred approximately $253,000 in expense under this agreement and for other related services in 2007 and approximately $162,000 during the six months ended June 30, 2008.  There is approximately $56,000 and $101,000 payable as of June 30, 2008 and December 31, 2007, respectively.  These balances are included in accounts payable at June 30, 2008 and 2007, respectively.

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (Unaudited)

On May 25, 2007 the Company entered into a Legal Service Agreement with SEC ATTORNEYS LLC in which Jerry Gruenbaum, the CEO of the Company is the Managing Member.  Under said Legal Service Agreement, the Company agreed to pay SEC ATTORNEYS LLC €12,000 (approximately US $17,000) per month for one year and thereafter for an indefinite period subject to one month written notice by either party to provide legal service to the Company and to provide a CEO and CFO for the Company. The Company incurred approximately $120,000 in expense under this agreement and for other related services in 2007 and approximately $102,000 during the six months ended June 30, 2008. There is approximately $125,000 and $68,000 payable as of June 30, 2008 and December 31, 2007, respectively.  These balances are included in accounts payable at June 30, 2008 and 2007, respectively.

On May 25, 2007 the Company entered into a Consulting Agreement with ECM in which David Havenaar, the Managing Director of the Company's subsidiary Royal Invest Europe B.V. is a shareholder, to secure financing for the Company and to fund its planned acquisitions.  ECM is to be paid up to a 2% finders fee for securing funding from a bank, and up to 8% finder's fee for securing funding from investors for the Company. The Company incurred a fee of approximately $1,594,000 upon the successful completion of funding with the Bank of Scotland. Effective May 20, 2008, the Company and ECM mutually agreed to cancel the Consulting Agreement as it relates to future funding arrangements.  Commissions earned prior to the effective date of the cancellation agreement are due and payable to ECM.  These balances are included in accounts payable at June 30, 2008 and 2007, respectively.

NOTE 9 – LOANS PAYABLE - OTHER

The Company has other loans payable to unrelated parties of $350,591 and $381,662 at June 30, 2008 and December 31, 2007, respectively.  Loans totaling $350,591 at June 30, 2008 are unsecured and bear a variable interest rate (Eurobor + 2%).

NOTE 10 – MINORITY INTEREST

The Company’s subsidiary, Royal Invest Europe B.V., has non-cumulative preference shares outstanding valued at € 166,500 ($263,053 USD) which are owned by minority shareholders.  The shareholders are entitled to 6% of the nominal value of these shares annually (approximately $16,000 USD) payable from the profits of RIE. No amount is payable if RIE’s operations result in a loss.

The Company’s subsidiary, Alfang B.V., has non-cumulative preference shares outstanding valued at € 224,000 ($353,898 USD) which are owned by minority shareholders.  The shareholders are entitled to 6% of the nominal value of these shares annually (approximately $21,000 USD) payable from the profits of Alfang B.V.. No amount is payable if Alfang B.V.’s operations result in a loss.

The Company’s subsidiary, AmogB B.V., has non-cumulative preference shares outstanding valued at € 12,600 ($19,907 USD) which are owned by minority shareholders.  The shareholders are entitled to 6% of the nominal value of these shares annually (approximately $1,000 USD) payable from the profits of AmogB B.V. No amount is payable if AmogB B.V.’s operations result in a loss.

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (Unaudited)

NOTE 11 - COMMITTMENTS AND CONTINGENCIES

On or about June 19, 2007 the Company signed a Contract with Bloemers Onroerend Goed B.V. to purchase a commercial warehouse and office building known as J.C.Beetslaan 153 at 2131 AL Hoofddorp, the Netherlands for € 6,500,000 (US $10,270,000), € 6,000,000 (US $9,480,000) in cash and € 500,000 (US $790,000) in Company common stock.  In addition the Company will pay any real estate transfer tax and notary transfer expenses.  This binding contract required the property to be transferred by October 1, 2007.  While awaiting new equity funding, the transfer has been postponed until December 1, 2008. In connection with the postponement of the acquisition to December 1, 2008, the Company has agreed to make a deposit of € 500,000 (US $790,000) which will be forfeited if the closing does not take place and to pay a fee of 7% of the € 6,000,000 (US $9,480,000) financing on a monthly basis less applicable rental income received. As at June 30, 2008, the Company paid € 300,000 (US $473,970) of the deposit and incurred an expense of € 284,279 (US $435,103) for the fee, of which € 240,000 (US $367,332) has been paid.

On June 14, 2007 the Company signed a Contract with Stedekroon B.V. to acquire two commercial properties, one is a 8,713 square meters (approx. 93,688 square feet) office building in Amersfoort, the Netherlands which has an annual rental income of €417,590 (approximately US $625,000) with Norit N.V. a subsidiary of a publicly traded tenant that has a lease contract until December 20, 2016 and the other, is a 4,402 square meters (approx. 47,333 square feet) office building with a shopping strip in Emmen, the Netherlands which has an annual rental income from four tenants, including from the national government of the Netherlands which pays €438,634 (approximately US $657,000) and the other tenants pay a total of €93,510 , €22,231 and €30,945 (approximately US $140,000, US $33,000 and US $46,000, respectively) for a total of €585,320 (approximately US $876,000), for a combined rental income of €1,003,270 (approximately US $1,501,000).  The properties are being purchased for €13,750,000 (approximately US $21,725,000) for cash.  The Contract has been approved by the Board of Directors.  In addition the Company will pay any real estate transfer tax and notary transfer expenses. Negotiations are currently taking place with the current owner concerning rent increases and contract renewals in conjunction with extensive upgrades requested by the national government of the Netherlands (requiring approximately € 2,500,000 or US $3,949,750 in additional investment).
On May 26, 2008, the Company signed a definitive and binding Purchase Agreement with Stedekroon, B.V. The deed of delivery shall be executed before a civil-law notary on September 15, 2008 at the latest or so much earlier as the parties mutually agree in writing.

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

NOTE 12 – FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value.  Effective June 30, 2008, the conversion feature on certain promissory notes was waived (Note 3).  At June 30, 2008, there are no assets or liabilities that are measured at fair value on a recurring basis.

NOTE 13 – SUBSEQUENT EVENTS

On August 1, 2008, the Company issued a € 150,000 (approximately US $234,000) 6.00% promissory note to an unrelated party.  The note matures August 1, 2011.

On August 8, 2008, the Company borrowed € 150,000 (approximately US $234,000) from a related party. The amount is payable on demand and bears interest at 8%.

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

Cash Flow from Operating Activities

Net cash used in operating activities increased from approximately ($260,050) for the six months ended June 30, 2007 to approximately $2,339,835 for the six months ended June 30, 2008.  The increase is primarily the result of a decreased operating income from approximately $(463,291) for the six months ended June 30, 2007 to approximately ($1,916,498) for the six months ended June 30, 2008, an increase in depreciation from approximately $0 for the six months ended June 30, 2007 to approximately $1,606,125 for the six months ended June 30, 2008, a decrease in change in value of derivative liability from approximately $0 for six months ended June 30, 2007 to approximately ($2,313,130) for the six months ended June 30, 2008, an increase on loss on debt modification from approximately $0 for the six months ended June 30, 2007 to approximately $1,416,852 for the six months ended June 30, 2208, an increase in amortization - debt discount from approximately $0 for the six months ended June 30, 2007 to approximately $541,096 for the six months ended June 30, 2208, an increase in accounts receivable from approximately $0 for the six months ended June 30, 2007 to approximately ($1,767,612) for the six months ended June 30, 2208, an increase in accounts payable from approximately $102,539 for the six months ended June 30, 2007 to approximately ($847,291) for the six months ended June 30, 2208, an increase in accrued interest from approximately $14,250 for the six months ended June 30, 2007 to approximately $2,469,023 for the six months ended June 30, 2208, and a decrease in rents received in advance from approximately $0 for the six months ended June 30, 2007 to approximately $2,447,383 for the six months ended June 30, 2208.

Cash Flow from Investing Activities

Net cash used in investing activities decreased from approximately $0 for the six months ended June 30, 2007 to approximately ($595,592) for the six months ended June 30, 2008.  The decrease is primarily the result of a decrease in advance payment on property purchase from approximately $0 for the six months ended June 30, 2007 to approximately ($459,165) for the six months ended June 30, 2008.

Cash Flow from Financing Activities

Net cash provided by financing activities decreased  from approximately $260,101 for the six months ended June 30, 2007 to approximately ($1261,270) for the six months ended June 30, 2008.  The decrease is primarily the result of a decrease on payments on mortgages payable from $0 for the six months ended June 30, 2007 to approximately ($549,754) for the six months ended June 30, 2008 and an increase on loans payable - related party, net from approximately $362 for the six months ended June 30, 2007 to approximately $235,445 for the six months ended June 30, 2008.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash and cash equivalents as shown on our balance sheet, were approximately $1,556,562 on June 30, 2008.

Property Transactions

Acquisitions

During the quarter ended June 30, 2008, we had no property acquisitions.

         Dispositions

                 During the quarter ended June 30, 2008, we had no property disposition.

Table of Content
RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2008 AS COMPARED TO JUNE 30, 2007

This section includes our actual results of operations for the quarter ended June 30, 2008 and 2007.  As of December 31, 2007, we owned wholly 18 commercial properties.  We generate substantially all of our operating income from property operations.

	June 30,
	2008	2007

Revenues	$4,207,605	$-

Operating Services	950,267	-
Real Estate Taxes	65,812	-
General and Administrative Expenses	666,333	355,041
Depreciation	823,797	-

Operating Income (Loss)	1,701,396	(355,041)

Net Other Expenses	(4,250,055)	(7,125)

Net Income (Loss) Before Taxes	(2,548,659)	(101,125)
Provision for Income Taxes	71,204	-
Net Loss	$(2,619,863)	$(362,166)

Our net income (loss) for the quarters ended June 30, 2008 and 2007 were ($2,619,863), and ($362,166), respectively.  Operating income increased by $2,056,437 due to an increase in revenues from approximately $0 for the quarter ended June 30, 2007 to approximately $4,207,605 for the quarter ended June 30, 2008.

Rental Income and Tenant Reimbursements

Rental income from continuing operations for the quarter ended June 30, 2008 and 2007 were approximately $3,279,014 and $0, respectively.  The increase of approximately $3,279,014, was primarily the result of the acquisitions of various real properties late in 2007.

General and Administrative Expenses

General and administrative expenses from continuing operations for the quarter ended June 30, 2008 and 2007 were approximately $666,333 and $355,041, respectively.  The increase of approximately $311,292 was primarily the result of the acquisitions of various real properties late in 2007.

Table of Content

Property Taxes

Property taxes from continuing operations for the quarter ended June 30, 2008 and 2007 were approximately $65,812 and $0, respectively.  The increase of $65,812, was primarily the result of the acquiring of properties in Late in 2007.

Depreciation

Depreciation expense from continuing operations for the quarter ended June 30, 2008 and 2007 was approximately $823,797 and $0, respectively.  The increase of $823,797, is primarily the result of the acquiring of properties in Late in 2007.

Interest Expense

Interest expense from continuing operations for the quarter ended June 30, 2008 and 2007 was approximately $2,292,899 and $7,125, respectively.  The increase of $2,285,774, was primarily the result of acquiring additional debt with the 2007 acquisitions of various real estate properties in The Netherlands for a total market value of €99.336.000 (approximately $156,950,880 US) which was financed by a new mortgage for €82,761,331 (approximately $121,899,164 US) from the Bank of Scotland and SNS Bank.

Table of Content

Contractual Obligations and Commercial Commitments

Following is an overview of the Company’s mortgages as of June 30, 2008:

			Principal Balance at
		Interest	June 30, 2008
Property Name	Lender	Rate	in Euros	in Dollars	Maturity
Kruisweg 855-859	Bank of Schotland PLC	*	€2,465,000	$3,894,700	December 27, 2013
Willemstraat 47, 67 en 69	Bank of Schotland PLC	*	1,769,700	2,796,126	December 27, 2013
Parallelweg 29	Bank of Schotland PLC	*	3,581,050	5,658,059	December 27, 2013
Schinkelwaard 20	Bank of Schotland PLC	*	3,521,550	5,564,049	December 27, 2013
Zuidermolenweg 7	Bank of Schotland PLC	*	1,099,900	1,737,842	December 27, 2013
Productieweg 1	Bank of Schotland PLC	*	3,223,200	5,092,656	December 27, 2013
Stuartweg 2	Bank of Schotland PLC	*	5,965,300	9,425,174	December 27, 2013
Nieuwzeelandweg 10	Bank of Schotland PLC	*	1,903,150	3,006,977	December 27, 2013
Edisonweg 9	Bank of Schotland PLC	*	657,900	1,039,482	December 27, 2013
Mijlweg 7	Bank of Schotland PLC	*	2,185,350	3,452,853	December 27, 2013
Keulsekade 216	Bank of Schotland PLC	*	3,723,000	5,882,340	December 27, 2013
De Schans 1802	Bank of Schotland PLC	*	2,397,850	3,788,603	December 27, 2013
De Berenkoog 53	Bank of Schotland PLC	*	1,241,850	1,962,123	December 27, 2013
Franciscusweg 8-10	Bank of Schotland PLC	*	16,233,300	25,648,614	December 27, 2013
Sloterweg 22	Bank of Schotland PLC	*	3,002,200	4,743,476	December 27, 2013
Emmakade 59-60	Bank of Schotland PLC	*	5,210,500	8,232,590	December 27, 2013
Schepersmaat 4	Bank of Schotland PLC	*	21,510,100	33,985,958	December 27, 2013
Tachenweide 12	SNS Bank	**	3,017,387	4,767,471	Mature ***
Total Mortgages			€82,708,287	$130,679,093

*	Variable Interest Rate (Quarterly Euribor + 1,32%). First Interest Payment was due at April 15, 2008
**	Variable Interest Rate (Monthly Euribor + 2%). At December 31, 2007 this was 6,822%
***	Royal Invest Europe is currently negotiating with the Bank of Schotland to refinance this object under the terms of the current Facility Agreement
****	Currency Exchange rate for June 30, 2008 EUR (€) to US ($) = 1,58000

At June June 30, 2008, the Properties are leased to tenants under operating leases with various expiring dates through 2023. The lease provides for annual base rents and the pass-through of charges for electrical usage.

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

ITEM 4    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of June 30, 2008, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2008.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008.  In making this assessment, management used the criteria established in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of June 30, 2008.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    There were no securities of the Company sold during the quarter ended March 31, 2008.  Information with respect to previously reported sales prior to January 1, 2008 may be found in the Company’s prior filings.

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

ITEM 4             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              On Tuesday, June 10, 2008 the Company held its Annual Shareholders Meeting at its European offices at Ditlaar 7, 1066 EE Amsterdam, The Netherlands, for the purposes of electing three (3) directors and to ratify the appointment of Meyler & Co. as its independent public accountants for fiscal 2008.  No other matters were submitted to a vote of security holders, through the solicitation of proxies or otherwisw, during the quarter ended June 30, 2008.

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

Table of Content

Reports on Form 8-K:

                The Company filed a Form 8-K on May 20, 2008 - Item 1.02.  Termination of a Material Definitive Agreement - relating to termination of consulting agreement with ECM.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ROYAL INVEST INTERNATIONAL CORP.
(Registrant)

Date: August 14, 2008	By: /s/ JERRY GRUENBAUM
Jerry Gruenbaum
Chief Executive Officer and

Date: August 14, 2008	By: /s/ NATHAN LAPKIN
Nathan Lapkin
President and Chief Financial Officer
and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Jerry Gruenbaum	Jerry Gruenbaum	CEO & Chairman	August 14, 2008
of the Board

/s/Nathan Lapkin	Nathan Lapkin	President, CFO,	August 14, 2008
& Director