Form 10-K/A
period 2007-12-31
ROYAL INVEST INTERNATIONAL CORP.
filed 2008-08-27
CIK 1079574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes      No  ☒

                    As of August 26, 2008, the aggregate market value of the Registrant’s voting and none-voting common stock held by non-affiliates of the registrant was approximately: $11,393,377 at $0.90 price per share, based on the closing price of on the OTC:BB.  As of August 26, 2008, there were 150,208,861 common stock of the registrant issued and outstanding.

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

Table of Content

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 31, 2007, there were approximately 115 shareholders of record of our common stock.  Our common stock currently is available for trading on the OTC:BB under the symbol “RIIC.”

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

ROYAL INVEST INTERNATIONAL CORP.
(Registrant)

Date: August 26, 2008	By: /s/ JERRY GRUENBAUM
Jerry Gruenbaum
Chief Executive Officer and

Date: August 26, 2008	By: /s/ NATHAN LAPKIN
Nathan Lapkin
President and Chief Financial Officer
and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Jerry Gruenbaum	Jerry Gruenbaum	CEO & Chairman	August 26, 2008
of the Board

/s/Nathan Lapkin	Nathan Lapkin	President, CFO,	August 26, 2008
& Director