Form 10KSB/A
ROYAL INVEST INTERNATIONAL CORP.
filed 2008-09-10
CIK 1079574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A-2

ANNUAL REPORT UNDER SECTION 13 OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number 000-51770

CMG HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0733770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5601 Biscayne Boulevard
Miami, Florida, USA	33137
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code (305) 751-1667

Pebble Beach Enterprises, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes ☒   No 
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment thereto.x

Revenues for our most recent fiscal year:   $4,516

Number of shares of common stock of Pebble Beach Enterprises Inc. outstanding as of September 9, 2008: 42,400,000

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x ]

Transitional Small Business Disclosure Format (Check One): Yes      No  ☒

1

CMG HOLDINGS, INC.

FORM 10-KSB/A-2

TABLE OF CONTENTS

Item #	Description	Page Numbers

	PART II	3

ITEM 8A (T)	CONTROLS AND PROCEDURES	3

	SIGNATURES	4

EXHIBIT31.1	SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

EXHIBIT 31.2	SECTION 302 CERTIFICATION OF CHIEF FINANCIAL OFFICER

EXHIBIT 32.1	SECTION 906 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

EXHIBIT 32.2	SECTION 906 CERTIFICATION OF CHIEF FINANCIAL OFFICER

2

PART II

ITEM 8A (T)           CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

    Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. David Reichman, our Chief Executive Officer and our Principal Accounting Officer, is responsible for establishing and maintaining disclosure controls and procedures for our company.

    Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of December 31, 2007 due to the omission of Management’s Annual Report on Internal Control over Financial Reporting in our originally filed Form 10KSB which was filed on February 20, 2008.  Management has corrected this omission in this amended 10KSB/A-2 and has included  Management’s Annual Report on Internal Control over Financial Reporting below.  Management with the assistance of it’s Securities Attorney will closely monitor all future filings to ensure completeness of all company filings.

    The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

    ●    pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

    ●    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

    ●    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

    Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework.  Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were effective as of December 31, 2007.

    This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

    In connection with the evaluation of the Company's internal controls during the Company's last fiscal year, the Company's Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

    The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CMG HOLDINGS, INC.
(Registrant)

Date: September 9, 2008	By: /s/ ALAN MORELL
Alan Morell
Chief Executive Officer and
Chairman of the Board

Date: September 9, 2008	By: /s/ JAMES J. ENNIS
James J. Ennis
Chief Financial Officer and
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Alan Morell	Alan Morell	CEO & Chairman	September 9, 2008
of the Board

/s/James I. Ennis	James I. Ennis	CFO & Director	September 9, 2008