Form 10-Q
period 2008-09-30
ROYAL INVEST INTERNATIONAL CORP.
filed 2008-11-19
CIK 1079574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter year ended September 30, 2008

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

As of November 19, 2008, there were 150,208,861 common stock of the registrant issued and outstanding.

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

Table of Content

PART I

ITEM 1           FINANCIAL STATEMENTS

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

UNAUDITED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2008 AND 2007

Table of Content

CONTENTS
______________________________________________________________________________________

Consolidated Balance Sheets as of Septemner 30, 2008 (Unaudited) and December 31, 2007 (Audited)	Page 1

Consolidated Statements of Operations for the three months and nine months ended September 30, 2008 and 2007 (Unaudited)	2

Consolidated Statements of Cash Flows for the nine months ended September 31, 2008 and 2007 (Unaudited)	3

Consolidated Statement of Changes in Stockholders' Equity (Deficit) as of September 30, 2008 (Unaudited)	4

Notes to Consolidated Financial Statements (Unaudited)	5

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)

Rental Property
Land	$24,690,770	$25,169,240
Buildings	118,202,753	122,386,233
Improvements	2,241,919	2,154,076
Equipment	95,616	78,072
	145,231,058	149,787,621
Less - accumulated depreciation	(2,348,790)	(73,307)
Net Investment in Rental Property	142,882,268	149,714,314

OTHER ASSETS
Cash and Cash Equivalents	188,989	176,765
Current Rents Receivable, Net of Allowance for Doubtful Accounts of $65,020 as of September 30, 2008 and $-0- as of December 31, 2007	339,284	681,492
Other Receivables	323,369	153,124
Net VAT Receivable	-	196,553
Income Tax Receivable	7,721	167,559
Advance Payment on Property Purchase	645,419	-
Prepaid Expenses	291,876	296,169
Security Deposits	74,457	221,767
Deferred Financing Costs, Net	2,751,738	3,194,726
Total Assets	$147,505,121	$154,802,469

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Mortgage Payable	$118,706,865	$121,899,165
Accounts Payable	3,019,658	3,072,789
Net VAT Payable	33,512	-
Accrued Expenses and other Liabilities	82,358	28,519
Accrued Interest	1,791,048	77,977
Income Tax Payable	99,299	73,363
Loans Payable - Related Party	1,352,086	110,835
Loans Payable - Other	532,760	381,662
Notes Payable	6,633,907	-
Convertible Notes	429,490	5,354,130
Rents Received in Advance	333,905	327,910
Deferred Income Taxes	1,287,078	1,391,165
Minority Interest	582,439	593,726
Derivative Liability	-	3,645,379
Total Liabilities	134,884,405	136,956,620

STOCKHOLDERS' EQUITY
Preferred Stock, $0,001 par value, 1,000,000 shares authorized; 1,000 shares issued and outstanding	1	1
Common Stock, $0.001 par value; 300,000,000 shares authorized; 150,208,861 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	150,209	150,209
Additional Paid-In Capital	22,282,703	22,282,703
Accumulated Other Comprehesive Income	46,854	234,828
Accumulated Deficit	(9,859,051)	(4,821,892)

Total Stockholders' Equity	12,620,716	17,845,849

Total Liablities and Stockholders' Equity	$147,505,121	$154,802,469

The accompanying notes to financial statements are an integral part of these statements.

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
REVENUES
Base Rents	$3,463,990	$128,897	$9,477,260	$128,897
Real Estate Services	63,220	-	329,693	-
Other Income	202,304	-	1,422,927	-
	3,729,514	128,897	11,229,880	128,897

EXPENSES
Operating Services	864,091	30,452	2,582,458	30,452
Real Estate Taxes	54,894	4,254	166,256	4,254
Fair Value Adjustment on Property	1,941,239	-	1,941,239	-
General and Administrative	753,596	476,436	2,401,340	925,477
Depreciation	793,096	27,066	2,399,221	27,066
Total Expenses	4,406,916	538,208	9,490,514	987,249

OPERATING INCOME (LOSS)	(677,402)	(409,311)	1,739,366	(858,352)

OTHER INCOME (EXPENSES)
Interest Income	(2)	-	325	-
Interest Expense	(2,350,689)	(81,678)	(6,677,384)	(95,928)
Change in Value of Derivative Liabilty	-	-	2,313,130	-
Loss on Debt Modification	-	-	(1,416,852)	-
Amortization - Debt Discount	-	-	(541,096)	-
Currency Gain (Loss)	57,709	8,549	58,082	8,549
Amortization - Deferred Financing Costs	(136,208)	-	(411,821)	-
	(2,429,190)	(73,129)	(6,675,616)	(87,379)

Loss Before Income Taxes	(3,106,592)	(482,440)	(4,936,250)	(945,731)

Provision for Income Taxes	14,069	5,021	100,909	5,021

NET LOSS	$(3,120,661)	$(487,461)	$(5,037,159)	$(950,752)

Net Loss Per Common Share:
Basic and diluted	$(0.02)	$(0.05)	$(0.03)	$(0.14)

Weighted Average Common
Shares Outstanding:
Basic and diluted	150,208,861	10,718,273	150,208,861	6,878,624

The accompanying notes to financial statements are an integral part of these statements.

Table of Content

ROYAL INVEST INTERNATERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,037,159)	$(950,752)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	2,399,221	28,730
Change in Value of Derivative Liability	(2,313,130)	-
Loss on Debt Modification	1,416,852	-
Currency Gain	(58,082)	-
Amortization - Debt Discount	541,096	-
Amortization - Deferred Financing Costs	411,821	-
	1,941,239
Provision for Doubtful Accounts	66,024	-
Deferred Income Tax	(81,813)	-
Stock Based Compensation	-	237,104
Other	2,267	-

Changes in operating assets and liabilities
Increase in Accounts Receivable	(467,078)	-
Increase in Other Receivables	(182,551)	-
Decrease in Net VAT Receivable	203,177	-
Decrease Income Tax Receivable	165,021	-
Increase in Prepaid Expenses	(1,409)	(396,311)
Decrease in Security Deposits	150,783	-
Increase (Decrease) in Accounts Payable	(23,980)	384,176
Increase in Net VAT Payable	35,313	-
Increase in Accrued Expenses and Other Liabilities	57,303	314
Increase in Accrued Interest	2,082,118	21,375
Increase in Income Taxes Payable	28,799	-
Increase in Rents Received in Advance	12,886	-
Net cash provided by (used in) operating activities	1,348,718	(675,364)

CASH FLOWS FROM INVESTING ACTIVITIES
Advance Payment on Property Purchase	(680,100)	(1,216,781)
Property Acquired	(155,763)	-
Net cash used in investing activities	(835,863)	(1,216,781)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired in Acquisition	-	46,227
Loans payable - related party,net	286,727	1,515,868
Proceeds from sale of Common Stock	-	500,000
Payments on Mortgages Payable	(921,999)	(66,000)
Proceeds from loans payable - other	296,665	-
Payments on loans payable -other	(141,450)	-
Net cash used in financing activities	(480,057)	1,996,095

Net increase in cash and cash equivalents	32,798	103,950

Adjustment for change in exchange rate	(20,574)	(45,379)

Cash and cash equivalents, beginning of period	176,765	-

Cash and cash equivalents, end of period	$188,989	$58,571

The accompanying notes to financial statements are an integral part of these statements.

Table of Content

ROYAL INVEST INTERNATERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR
Interest	$4,595,266	$74,470
Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts Receivable Settled with Amounts Due to Related Parties	$747,999	$-
Accrued Interest Classified to Amounts Due to Related Parties	$287,332	$-
Acquisition of Rico Staete B.V.:
Land		$(600,723)
Buildings		$(6,019,350)
Receivables		$(353,516)
Mortgage Payable		$4,970,594
Note Payable on Acquisition		$1,482,817
Other Payables		$473,951
Cash Acquired		$46,227

The accompanying notes to financial statements are an integral part of these statements.

Table of Content

ROYAL INVEST INTERNATIONAL CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
September 30, 2008

						Accumulated
					Aditional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at December 31, 2005	-	$-	4,236,372	$4,236	$580,696	$-	$(654,322)	$(69,390)

Reduction of accured interest					30,067			30,067

Net Loss for the Year Ended December 31, 2006							(340,374)	(340,374)

Balance at December 31, 2006	-	-	4,236,372	4,236	610,763	-	(994,696)	(379,697)

Issuance of common stock for cash at $0.10 per share			5,000,000	5,000	495,000			500,000

Issuance of common stock to CEO and CFO for services rendered at $0.12 per share			1,975,868	1,976	235,128			237,104

Conversion of debt to common stock at $0.75 per share			544,000	544	407,456			408,000

Issuance of common stock for the acquisition of Amogb B.V. at $1.00 per share			2,190,000	2,190	2,187,810			2,190,000

Issuance of common stock for the acquisition of Alfang B.V. at $1.20 per share			1,687,500	1,687	2,023,313			2,025,000

Issuance of common stock for the acquisition of properties at $0.2078 per share			21,465,885	21,466	4,439,145			4,460,611

Issuance of common stock for debt owed for RIGP1 B.V. acquisition at $0.10 per share			15,282,696	15,283	1,512,987			1,528,270

Issuance of preferred and common stock for the acquisition of properties at $0.10 per share	1,000	1	97,202,653	97,203	9,623,061			9,720,265

Issuance of common stock for the acquisition of property at $1.20 per share			623,887	624	748,040			748,664

Foreign Currency Translation						234,828		234,828

Net Loss for the Year Ended December 31, 2007							(3,827,196)	(3,827,196)

Balance at December 31, 2007	1,000	1	150,208,861	150,209	22,282,703	234,828	(4,821,892)	17,845,849

Foreign Currency Translation						(187,974)		(187,974)

Net Loss for the Nine Months ended September 30, 2008 [Unaudited]							(5,037,159)	(5,037,159)

Balance at September 30, 2008 [Unaudited]	1,000	$1	150,208,861	$150,209	$22,282,703	$(46,854)	$(9,859,051)	$12,620,716

The accompanying notes to financial statements are an integral part of these statements.

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization
Royal Invest International Corp., a Delaware corporation, (formerly “Wah King Invest Corp”) together with its subsidiaries (collectively, the “Company”), owns, operates and manages real estate, in Europe. On September 30, 2008, the Company owned 18 properties. The properties aggregate approximately 88,077 square meters (approximately 948,053 square feet), which are comprised of office buildings and business centers.  The properties are located in Germany and the Netherlands.

Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of September 30, 2008, and for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles and in accordance with the instructions for Form 10-Q and Item 210.8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 2008, the consolidated results of operations and consolidated cash flows for the nine months ended September 30, 2008 and 2007.  The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Translation
The Company considers the EURO (“€”) to be its functional currency. Assets and liabilities were translated into US dollars (“US$”) as of September 30, 2008 and December 31, 2007 at the period end exchange rates of €1.00 to US $1.4449 and € 1.00 to US $1.47290, respectively. Statement of Operations amounts for the nine months ended September 30, 2008 and 2007 were translated using the average rates during the periods of € 1.00 to US $1.52254 and € 1.00 to US $1.34454, respectively.

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

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s real estate properties held for use may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has incurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value. The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved.  At December 31, 2007, one of the rental properties had a carrying amount which exceeded its fair value.  As a result the company had a charge to operations for US $200,467 to adjust the carrying amount to fair value. At September 30, 2008, as a result of the current global economy and its effect on real estate, management assessed that there were factors that may impair the value of the Company’s real estate properties. Based on a calculation using the above assumptions, a charge to operations of US $1,941,239 (€ 1,275,000) was recorded at September 30, 2008.

Cash and Cash Equivalents
All highly liquid investments with a maturity of six months or less when purchased are considered to be cash equivalents.

Revenue Recognition
Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Included in current rents receivable are unbilled rents receivable representing the amounts by which straight-line rental revenue exceeds rents currently billed in accordance with the lease terms. Escalations and recoveries from tenants are received from tenants for certain costs as provided in the lease agreements. These costs generally include utilities, insurance, common area maintenance and other recoverable costs. Other income includes income from parking spaces leased to tenants, income from tenants for additional services arranged for by the Company and income from tenants for early lease terminations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

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

Deferred Financing Costs
Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest rate, over the term of the related indebtedness. Amortization of such costs is US $136,208 and US $411,821 for the three and nine months ended September 30, 2008, respectively. There were no deferred financing costs in the three and nine months ended September 30, 2007.

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

Advertising Expense
The Company expenses advertising costs as incurred.  Advertising expense in the three and nine months ended September 30, 2008 was approximately US $25,000 and US $50,000, respectively. Advertising expense in the three and nine months ended September 30, 2007 was approximately US $12,000 and US $29,000, respectively.

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

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, '“Noncontroling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”.  The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes.  The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity.  The amount of consolidated net income attributable to the parent and to the noncontroling interest should be clearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained noncontroling equity investment in the former subsidiary is initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontroling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontroling owners.  The changes to current practice resulting from the application of SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of SFAS No. 160 before December 15, 2008 is prohibited.  The Company is in the process of determining the effect that SFAS No. 160 will have on its financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. We presently do not anticipate the adoption of SFAS No. 161 will have a material effect on the Company’s financial statements.

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

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

NOTE 3 - CONVERTIBLE PROMISSORY NOTES

In December 2007, the Company issued 8% convertible promissory notes to ECM Participations (formerly, ECM Hoff Holding B.V) and Muermans Vast Goed Roemond B.V. in the amounts of € 1,091,257 (US $1,724,186) and € 3,500,000 (US $5,530,000), respectively, as part of the consideration for the purchase price of properties acquired. The notes are due December 31, 2010, but are convertible at any time into shares of common stock, along with any accrued and unpaid interest, at a conversion price of $1.60 per share, unless the price of common stock on the date of conversion is $1.60 or less. If the price of common stock on the date of conversion is $1.60 or less, than the conversion price will be the average price of the common stock over the 90 days prior to the conversion date reduced by 25%.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

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

NOTE 4 – MORTGAGES PAYABLE

The Company has mortgages which are collateralized by most of the Company’s rental properties. As of September 30, 2008 and December 31, 2007 all of the Company’s properties, with a total book value of approximately $145 million and $150 million respectively, are encumbered by the Company’s mortgages. Payments on mortgages are generally due in quarterly installments of principal and interest, or interest only.

The Company’s properties are primarily mortgaged through a € 100,000,000 financing agreement with the Bank of Scotland. The terms call for a pay down based on a percentage of the outstanding amount utilized (1.25% in year 1; 1.50% in years 2 & 3; 2.0% in years 4, 5 & 6) with maturity at 6 years from the initial drawdown which was December 27, 2007. Interest is due quarterly at Euribor + 1.32%. The agreement contains customary financial covenants which the Company is in compliance with as of September 30, 2008 and December 31, 2007. The amount outstanding at September 30, 2008 and December 31, 2007 is US $114,425,723 (€ 79,192,832) and US $117,376,727 (€ 79,690,900), respectively. The remaining amount of the facility at € 20,310,100 can be used for financing other properties (85% LTV/LTC).

 The Company has an additional mortgage payable to SNS Bank. The amount outstanding on this mortgage at September 30, 2008 and December 31, 2007 is US $4,281,142 (€ 2,962,933) and $4,522,438 (€ 3,070,431), respectively. The SNS Bank Mortgage is payable in monthly installments of $ 22,335. The mortgage bears a variable interest rate (monthly Euribor + 2%). The mortgage is collateralized by the land and buildings.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

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

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

NOTE 6 – INCOME TAXES

Income tax expense (benefit) consisted of the following:

	For the Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Current:
United States	$--	$--	$--	$--
Foreign	41,097	6,755	182,722	6,755
	41,097	6,755	182,722	6,755

Deferred:
United States	--	--	--	--
Foreign	(27,028)	(1,734)	(81,813)	(1,734)
	(27,028)	(1,734)	(81,813)	(1,734)

Totals	$14,069	$5,021	$100,909	$5,021

Pre-tax income (loss) consisted of the following:

	For the Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

United States	$(202,665)	$(390,994)	$(47,810)	$(708,547)
Foreign	(2,903,927)	(91,446)	(4,888,440)	(237,184)

	$(3,106,592)	$(482,440)	$(4,936,250)	$(945,731)

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

The income tax expense (benefit) differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
United States Statutory Corporate
Income Tax Rate	(34.0)%	(34.0)%	(34.0)%	(34.0)%
Permanent Differences	--	--	--	--
Change in Valuation Allowance on
Deferred Tax Assets	34.0%	34.0%	34.0%	34.0%
Effect of Foreign Earnings, Net of
Allowable Credits	0.4%	1.0%	2.0%	0.5%
Income Tax (Benefit)	0.4%	1.0%	2.0%	0.5%

The components of deferred tax assets (liabilities) at September 30, 2008 and December 31, 2007 are as follows:

	Sept. 30, December 31,
	2008	2007

Deferred Tax Assets (Liabilities) – Long Term
Net Operating Losses	$798,000	$668,000
Depreciation	(1,287,078)	(1,391,165)

Valuation Allowance	(798,000)	(668,000)

Net Deferred Tax Liability	$(1,287,078)	$(1,391,165)

The Company has established a full valuation allowance on its deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by approximately $130,000 and $330,000 in the nine months ended September 30, 2008 and the year ended December 31, 2007.

As of September 30, 2008, there are approximately $2.3 million in US net operating loss carryforwards expiring through 2028.  Section 382 of the Internal Revenue Code limits the utilization of these losses when there is a change in ownership, as defined in the code. As a result of stock issued for acquisitions and properties purchased, the utilization of net operating loss carryforwards are limited.

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

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 and 300,000,000 shares of common stock, par value $0.001 per share.   At September 30, 2008 and December 31, 2007 there were 1,000 shares of preferred stock and 150,208,861 common shares issued and outstanding.  The preferred shareholders have the right to appoint one member to the Board of Directors and the right to request the Board of Directors to call for a shareholders’ meeting.

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

On December 27, 2007, the Company issued the following shares of common stock in consideration of various acquisitions:

Alfang B.V.                                                      1,687,500 shares at $1.20 per share
AmogB B.V.                                                     2,190,000 shares at $1.00 per share
Muermans Vast Goel BV                          21,465,885 shares at $0.2078 per share
ECM Participations                                     112,485,349 shares at $0.10 per share
Kuiper Groep B.V.                                              623,887 shares at $1.20 per share

The preferred shares were issued in conjunction with the MTMN B.V. property acquisition.

NOTE 8 – RELATED PARTY TRANSACTIONS

Principal stockholders of the Company have loaned to the Company US $1,528,230 as at September 30, 2007 to fund operations. The loans are unsecured and bear interest at the rate of 6% per annum. On October 24, 2007, the board approved a resolution allowing these shareholders to convert US $408,000 of the debt to 544,000 shares of common stock of the Company. The balance of the loans is to be repaid in cash. On December 27, 2007, as part of the acquisition of RIDP1 (Alfang BV) an amount of US $1,009,395 has been repaid. At December 31, 2007 the balance of the loans is US $110,835. At September 30, 2008, the Company has loans payable to related parties of US $1,352,086, of which US $1,246,779 is payable to two note holders of the Company. The US $1,246,779 is payable on demand and bears interest at 8%. At June 30, 2008, US $227,311 and US $728,890, respectively, of this balance represented the premium (See Note3) and accrued interest through June 30, 2008 on the two notes reduced by amounts which were offset to certain accounts receivable which had been guaranteed by the note holders. During the three months ended September 30, 2008, the Company borrowed US $216,735 (€ 150,000) and had net repayments of US $161,829 (€ 112,000) with one of the note holders.

On May 25, 2007 the Company entered into a Management Services Agreement with Statenconsult B.V., which per the agreement included the services of the Managing Director of the Company's subsidiary Royal Invest Europe B.V. [“RIE”].  Under said Management Service Agreement, the Company agreed to pay to Statenconsult approximately €10,000 (approximately US $15,000) per month, commencing January 1, 2007, for an indefinite period, subject to one month written notice by either party,  to provide management services for Royal Invest Europe BV, the operating subsidiary of the Company. The Company incurred approximately US $253,000 in expense under this agreement and for other related services in 2007 and approximately US $231,000 during the nine months ended September 30, 2008.  There is approximately US $61,000 and US $101,000 payable as of September 30, 2008 and December 31, 2007, respectively. Effective October 22, 2008, this agreement was mutually terminated and as of this date neither Statenconsult B.V. nor the resigning Managing Director of RIE would be considered related parties of the Company. [See Note 13]

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

On May 25, 2007 the Company entered into a Legal Service Agreement with SEC ATTORNEYS LLC in which Jerry Gruenbaum, the CEO of the Company is the Managing Member.  Under said Legal Service Agreement, the Company agreed to pay SEC ATTORNEYS LLC €12,000 (approximately US $17,000) per month for one year and thereafter for an indefinite period subject to one month written notice by either party to provide legal service to the Company and to provide a CEO and CFO for the Company. The Company incurred approximately US $120,000 in expense under this agreement and for other related services in 2007 and approximately US $157,000 during the nine months ended September 30, 2008. There is approximately US $161,000 and US $68,000 payable as of September 30, 2008 and December 31, 2007, respectively. [See Note 13]

On May 25, 2007 the Company entered into a Consulting Agreement with ECM Participations B.V. [formerly ECM Hoff B.V.] in which the then Managing Director of the Company's subsidiary Royal Invest Europe B.V. is a shareholder, to secure financing for the Company and to fund its planned acquisitions.  ECM was to be paid up to a 2% finders fee for securing funding from a bank, and up to 8% finder's fee for securing funding from investors for the Company. The Company incurred a fee of approximately $1,594,000 upon the successful completion of funding with the Bank of Scotland. Effective May 20, 2008, the Company and ECM mutually agreed to cancel the Consulting Agreement as it relates to future funding arrangements.  Commissions earned prior to the effective date of the cancellation agreement are due and payable to ECM. [See Note 13]

NOTE 9 – LOANS PAYABLE - OTHER

The Company has other loans payable to unrelated parties of US $532,760 and US $381,662 at September 30, 2008 and December 31, 2007, respectively. In August 2008, the Company borrowed US $216,735 (€ 150,000) from an unrelated party. The loan is unsecured, bears interest at 6% per annum and is due August 2008. Loans totaling $316,025 at September 30, 2008 are unsecured and bear a variable interest rate (Eurobor + 2%).

NOTE 10 – MINORITY INTEREST

The Company’s subsidiary, Royal Invest Europe B.V., has non-cumulative preference shares outstanding valued at € 166,500 ($240,575 USD) which are owned by minority shareholders.  The shareholders are entitled to 6% of the nominal value of these shares annually (approximately $14,000 USD) payable from the profits of RIE. No amount is payable if RIE’s operations result in a loss.

The Company’s subsidiary, Alfang B.V., has non-cumulative preference shares outstanding valued at € 224,000 ($323,658 USD) which are owned by minority shareholders.  The shareholders are entitled to 6% of the nominal value of these shares annually (approximately $19,000 USD) payable from the profits of Alfang B.V.  No amount is payable if Alfang B.V.’s operations result in a loss.

The Company’s subsidiary, AmogB B.V., has non-cumulative preference shares outstanding valued at € 12,600 ($18,206 USD) which are owned by minority shareholders.  The shareholders are entitled to 6% of the nominal value of these shares annually (approximately $1,000 USD) payable from the profits of AmogB B.V. No amount is payable if AmogB B.V.’s operations result in a loss.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

NOTE 11 - COMMITTMENTS AND CONTINGENCIES

On or about June 19, 2007 the Company signed a Contract with Bloemers Onroerend Goed B.V. to purchase a commercial warehouse and office building known as J.C.Beetslaan 153 at 2131 AL Hoofddorp, the Netherlands for € 6,500,000 (US $10,270,000), € 6,000,000 (US $9,480,000) in cash and € 500,000 (US $790,000) in Company common stock.  In addition the Company will pay any real estate transfer tax and notary transfer expenses.  This binding contract required the property to be transferred by October 1, 2007.  While awaiting new equity funding, the transfer has been postponed until December 1, 2008. In connection with the postponement of the acquisition to December 1, 2008, the Company has agreed to make a deposit of € 500,000 (US $790,000) which will be forfeited if the closing does not take place and to pay a fee of 7% of the € 6,000,000 (US $9,480,000) financing on a monthly basis less applicable rental income received. As at September 30, 2008, the Company paid € 446,688 (US $645,419) of the deposit and incurred an expense of € 487,684 (US $742,518) for the fee, of which € 454,825 (US $642,489) has been paid.

On June 14, 2007 the Company signed a Contract with Stedekroon B.V. to acquire two commercial properties, one is a 8,713 square meters (approx. 93,688 square feet) office building in Amersfoort, the Netherlands which has an annual rental income of €417,590 (approximately US $625,000) with Norit N.V. a subsidiary of a publicly traded tenant that has a lease contract until December 20, 2016 and the other, is a 4,402 square meters (approx. 47,333 square feet) office building with a shopping strip in Emmen, the Netherlands which has an annual rental income from four tenants, including from the national government of the Netherlands which pays €438,634 (approximately US $657,000) and the other tenants pay a total of €93,510 , €22,231 and €30,945 (approximately US $140,000, US $33,000 and US $46,000, respectively) for a total of €585,320 (approximately US $876,000), for a combined rental income of €1,003,270 (approximately US $1,501,000).  The properties are being purchased for €13,750,000 (approximately US $21,725,000) for cash.  The Contract has been approved by the Board of Directors.  In addition the Company will pay any real estate transfer tax and notary transfer expenses. Negotiations are currently taking place with the current owner concerning rent increases and contract renewals in conjunction with extensive upgrades requested by the national government of the Netherlands (requiring approximately € 2,500,000 or US $3,949,750 in additional investment). On May 26, 2008, the Company signed a definitive and binding Purchase Agreement with Stedekroon, B.V. The Company is currently working with Stadekroon B.V. to secure financing for the acquisitions, however, due to the current economic climate it may not be possible to obtain adequate financing and the acquisition agreement may be terminated.

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

NOTE 12 – FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value.  Effective June 30, 2008, the conversion feature on certain promissory notes was waived (Note 3).  At September 30, 2008, there are no assets or liabilities that are measured at fair value on a recurring basis.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

NOTE 13 – SUBSEQUENT EVENTS

On October 22, 2008, the shareholders of Royal Invest Europe, B.V. [“RIE”] and Royal Invest Development & Services, B.V. [“RIDS”] , two Dutch subsidiaries of the Company, approved the resignation of Mr. David Havenaar as the Managing Director of these subsidiaries, effectively terminating the Management Services Agreement with Statenconsult B.V. [Note 8]  Mr. David Havenaar has also given his resignation as Managing Director of ECM Participations, which was formerly known as ECM Hoff B.V., the major stockholder of the Company.

Effective October 22, 2008, the shareholders approved the appointment of Mr. Lambert Kassing as the new Managing Director of RIE and RIDS.  Mr. Kassing is to provide management services to the Company, as defined in the agreement, for compensation of €15,000 (approximately US $22,000) per month, commencing October 22, 2008, for an indefinite period (with a minimum term of one year),  subject to one month written notice by either party.

On October 22, 2008, the Company entered into a new Legal Service Agreement with SEC ATTORNEYS LLC in which Jerry Gruenbaum, the CEO of the Company is the Managing Member.  Under said Legal Service Agreement, the Company agreed to pay SEC ATTORNEYS LLC €12,500 (approximately US $18,000) per month for one year and thereafter for an indefinite period subject to one month written notice by either party to provide legal service to the Company and to provide a CEO and CFO for the Company. The new agreement is effective December 1, 2008.

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

Cash Flow from Operating Activities

Net cash used in operating activities increased from approximately ($675,364) for the nine months ended September 30, 2007 to approximately $1,348,718 for the nine months ended September 30, 2008.  The increase is primarily the result of a decreased operating income from approximately $(950,752) for the nine months ended September 30, 2007 to approximately ($5,037,159) for the nine months ended September 30, 2008, an increase in depreciation from approximately $28,730 for the nine months ended September 30, 2007 to approximately $2,399,221 for the nine months ended September 30, 2008, a decrease in change in value of derivative liability from approximately $0 for nine months ended September 30, 2007 to approximately ($2,313,130) for the nine months ended September 30, 2008, an increase in loss on debt modification from approximately $0 for the nine months ended  September 30, 2007 to approximately $1,416,852 for the nine months ended September 30, 2008, an increase in amortization - debt discount from approximately $0 for the nine months ended September 30, 2007 to approximately $541,096 for the nine months ended September 30, 2008, an increase in amortization - deferred financing costs from approximately $0 for the nine months ended September 30, 2007 to approximately 411,821 for the nine months ended September 30, 2008, an increase in fair value adjustment on property from approximately $0 for the nine months ended September 30, 2007 to approximately 1,941,239 for the nine months ended September 30, 2008, an increase in accounts receivable from approximately $0 for the nine months ended September 30, 2007 to approximately ($467,078) for the nine months ended September 30, 2008, and an increase in accrued interest from approximately $21,375 for the nine months ended September 30, 2007 to approximately $2,082,118 for the nine months ended September 30, 2008.

Cash Flow from Investing Activities

Net cash used in investing activities increased from approximately ($1,216,781) for the nine months ended September 30, 2007 to approximately ($835,863) for the nine months ended September 30, 2008.  The increase is primarily the result of an increase in advance payment on property purchase from approximately $($1,216,781) for the nine months ended September 30, 2007 to approximately ($680,100) for the nine months ended September 30, 2008.

Cash Flow from Financing Activities

Net cash provided by financing activities decreased  from approximately $1,996,095 for the nine months ended September 30, 2007 to approximately ($480,057) for the nine months ended September 30, 2008.  The decrease is primarily the result of a decrease on payments on mortgages payable from ($66,000) for the nine months ended September 30, 2007 to approximately ($921,999) for the nine months ended September 30, 2008 and a decrease in loans payable - related party, net from approximately $1,515,868 for the nine months ended September 30, 2007 to approximately $286,727 for the nine months ended September 30, 2008.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash and cash equivalents as shown on our balance sheet, were approximately $188,989 on September 30, 2008.

Property Transactions

Acquisitions

During the quarter ended September 30, 2008, we had no property acquisitions.

         Dispositions

                 During the quarter ended September 30, 2008, we had no property disposition.

Table of Content
RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2008 AS COMPARED TO SEPTEM BER 30, 2007

This section includes our actual results of operations for the quarter ended September 30, 2008 and 2007.  As of December 31, 2007, we owned wholly 18 commercial properties.  We generate substantially all of our operating income from property operations.

	September 30,
	2008	2007

Revenues	$3,729,514	$128,897

Operating Services	864,091	30,452
Real Estate Taxes	54,894	4,254
Fair Value Adjustment on Property	1,941,239	-
General and Administrative Expenses	753,596	476,436
Depreciation	793,096	27,066

Operating Income (Loss)	(677,402)	(409,311)

Net Other Expenses	(2,429,190)	(73,129)

Net Income (Loss) Before Taxes	(3,106,592)	(482,440)
Provision for Income Taxes	14,096	5,021
Net Loss	$(3,120,661)	$(487,461)

Our net income (loss) for the quarters ended September 30, 2008 and 2007 were ($3,120,661), and ($487,461), respectively.  Operating income decreased by $268,091 due to an increase in revenues by approximately $3,600,617 from approximately $128,897 for the quarter ended September 30, 2007 to approximately $3,729,514 for the quarter ended September 30, 2008, decrease in the fair value on the property by approximately $1,941,239 from approximately $0 for the quarter ended September 30, 2007 to approximately $1,941,239 for the quarter ended September 30, 2008.

Rental Income and Tenant Reimbursements

Rental income from continuing operations for the quarter ended September 30, 2008 and 2007 were approximately $3,463,990 and $128,897, respectively.  The increase of approximately $3,335,093, was primarily the result of the acquisitions of various real properties late in 2007.

General and Administrative Expenses

General and administrative expenses from continuing operations for the quarter ended September 30, 2008 and 2007 were approximately $753,596 and $476,436, respectively.  The increase of approximately $277,160 was primarily the result of the acquisitions of various real properties late in 2007.

Table of Content

Property Taxes

Property taxes from continuing operations for the quarter ended September 30, 2008 and 2007 were approximately $54,894 and $4,254, respectively.  The increase of $50,640, was primarily the result of the acquiring of properties in Late in 2007.

Depreciation

Depreciation expense from continuing operations for the quarter ended September 30, 2008 and 2007 was approximately $793,096 and $27,066 respectively.  The increase of $766,030, is primarily the result of the acquiring of properties in Late in 2007.

Interest Expense

Interest expense from continuing operations for the quarter ended September 30, 2008 and 2007 was approximately $2,350,689 and $81,678, respectively.  The increase of $2,269,011, was primarily the result of acquiring additional debt with the 2007 acquisitions of various real estate properties in The Netherlands for a total market value of €99.336.000 (approximately $156,950,880 US) which was financed by a new mortgage for €82,761,331 (approximately $121,899,164 US) from the Bank of Scotland and SNS Bank.

Table of Content

Contractual Obligations and Commercial Commitments

Following is an overview of the Company’s mortgages as of September 30, 2008:

			Principal Balance at
		Interest	September 30, 2008
Property Name	Lender	Rate	in Euros	in Dollars	Maturity
Kruisweg 855-859	Bank of Schotland PLC	*	€2,465,000	$3,894,700	December 27, 2013
Willemstraat 47, 67 en 69	Bank of Schotland PLC	*	1,769,700	2,796,126	December 27, 2013
Parallelweg 29	Bank of Schotland PLC	*	3,581,050	5,658,059	December 27, 2013
Schinkelwaard 20	Bank of Schotland PLC	*	3,521,550	5,564,049	December 27, 2013
Zuidermolenweg 7	Bank of Schotland PLC	*	1,099,900	1,737,842	December 27, 2013
Productieweg 1	Bank of Schotland PLC	*	3,223,200	5,092,656	December 27, 2013
Stuartweg 2	Bank of Schotland PLC	*	5,965,300	9,425,174	December 27, 2013
Nieuwzeelandweg 10	Bank of Schotland PLC	*	1,903,150	3,006,977	December 27, 2013
Edisonweg 9	Bank of Schotland PLC	*	657,900	1,039,482	December 27, 2013
Mijlweg 7	Bank of Schotland PLC	*	2,185,350	3,452,853	December 27, 2013
Keulsekade 216	Bank of Schotland PLC	*	3,723,000	5,882,340	December 27, 2013
De Schans 1802	Bank of Schotland PLC	*	2,397,850	3,788,603	December 27, 2013
De Berenkoog 53	Bank of Schotland PLC	*	1,241,850	1,962,123	December 27, 2013
Franciscusweg 8-10	Bank of Schotland PLC	*	16,233,300	25,648,614	December 27, 2013
Sloterweg 22	Bank of Schotland PLC	*	3,002,200	4,743,476	December 27, 2013
Emmakade 59-60	Bank of Schotland PLC	*	5,210,500	8,232,590	December 27, 2013
Schepersmaat 4	Bank of Schotland PLC	*	21,510,100	33,985,958	December 27, 2013
Tachenweide 12	SNS Bank	**	3,017,387	4,767,471	Mature ***
Total Mortgages			€82,708,287	$130,679,093

*	Variable Interest Rate (Quarterly Euribor + 1,32%). First Interest Payment was due at April 15, 2008
**	Variable Interest Rate (Monthly Euribor + 2%). At December 31, 2007 this was 6,822%
***	Royal Invest Europe is currently negotiating with the Bank of Schotland to refinance this object under the terms of the current Facility Agreement
****	Currency Exchange rate for September 30, 2008 EUR (€) to US ($) = 1,58000

At September September 30, 2008, the Properties are leased to tenants under operating leases with various expiring dates through 2023. The lease provides for annual base rents and the pass-through of charges for electrical usage.

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

ITEM 4    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of September 30, 2008, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2008.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008.  In making this assessment, management used the criteria established in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of September 30, 2008.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    There were no securities of the Company sold during the quarter ended September 30, 2008.  Information with respect to previously reported sales prior to January 1, 2008 may be found in the Company’s prior filings.

Table of Content
ITEM 3     DEFAULT UPON SENIOR SECURITIES

              During the period March 1, 2005 to July 31, 2005, the Company issued convertible promissory notes aggregating $589,000. The notes are unsecured and bear interest at a rate of 10% per annum. The principal and interest was due September 27, 2006.  On November 16, 2005, a majority of holders of the outstanding notes opted to convert the principal and interest on their notes into common shares of the Company at $0.75 per share.  The Company converted $542,067 of notes plus interest into 849,176 shares of common stock. The outstanding notes of approximately $65,000 are currently in default.

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

              None.

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

Table of Content

Reports on Form 8-K:

                The Company filed a Form 8-K on July 17, 2008 - Item 8.02.  Other Event - relating to the May 27, 2008 Annual Meeting of the Shareholders of the Registrant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ROYAL INVEST INTERNATIONAL CORP.
(Registrant)

Date: November 19, 2008	By: /s/ JERRY GRUENBAUM
Jerry Gruenbaum
Chief Executive Officer and Director

Date: November 19, 2008	By: /s/ NATHAN LAPKIN
Nathan Lapkin
Chief Financial Officer
and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Jerry Gruenbaum	Jerry Gruenbaum	CEO & Director	November 19, 2008

/s/Nathan Lapkin	Nathan Lapkin	CFO & Director	November 19, 2008