Form 10-K
period 2008-12-31
ROYAL INVEST INTERNATIONAL CORP.
filed 2009-04-15
CIK 1079574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

___________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes      No  ☒

                    As of April 15, 2009, the aggregate market value of the Registrant’s voting and none-voting common stock held by non-affiliates of the registrant was approximately: $1,392,524 at $0.11 price per share, based on the closing price of on the OTC Bulletin Boaed.  As of April 15, 2009, there were 150,208,861 shares of common stock of the registrant issued and outstanding.

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

A summary of the office buildings and business centers we own:
	Property		Total Lettable Floor Area (m2)	Rentable Floor Warehouse / Storage (m2)	Rentable Floor Business Accommod. (m2)	Rentable Floor Office Space (m2)	Total Site Area (m2)	Total Lettable Floor Area (ft2)	Rentable Floor Warehouse / Storage (ft2)	Rentable Floor Business Accommod. (ft2)	Rentable Floor Office Space (ft2)	Total Site Area (ft2)
Alfang BV	Hoofddorp	Kruisweg 855-859	1,881			1,881	4,470	20,246.9			20,246.9	48,114.7
Alfang BV	Hengelo	Willemstraat 47, 67 en 69	1,680			1,680	1,247	18,083.4			18,083.4	13,422.6
Alfang BV	Beverwijk	Parallelweg 29	2,975			2,975	4,808	32,022.6			32,022.6	51,752.9
Alfang BV	Alkmaar	Schinkelwaard 20	2,576			2,576	1,626	27,727.8			27,727.8	17,502.1
Alfang BV	Amsterdam	Zuidermolenweg 7	1,250			1,250	900	13,454.9			13,454.9	9,687.5
Amogb BV	Roermond	Productieweg 1	4,012			4,012	6,075	43,184.8			43,184.8	65,390.8
Amogb BV	Vianen	Stuartweg 2	5,005		1,885	3,120	12,366	53,873.4		20,290.0	33,583.4	133,106.5
Amogb BV	Amsterdam	Nieuwzeelandweg 10	1,851	635	996	220	5,865	19,924.0	6,835.1	10,720.9	2,368.1	63,130.3
RIE	Woerden	Edisonweg 9	775		0	775	762	8,342.0			8,342.0	8,202.1
RIE	Vianen	Mijlweg 7	3,472	593	652	2,227	3,918	37,372.3	6,383.0	7,018.1	23,971.2	42,173.0
RIE	Utrecht	Keulsekade 216	9,004		7,771	1,233	11,565	96,918.2		83,646.3	13,271.9	124,484.6
RIE	Lelystad	De Schans 1802	3,119	900	491	1,728	1,658	33,572.6	9,687.5	5,285.1	18,600.0	17,846.6
RIE	Alkmaar	De Berenkoog 53	2,010		1,334	676	2,995	21,635.5		14,359.1	7,276.4	32,237.9
RIE	Hilversum	Franciscusweg 8-10	11,816		1,550	10,266	12,129	127,186.4		16,684.1	110,502.3	130,555.5
RIE	Badhoevedorp	Sloterweg 22	2,680			2,680	2,246	28,847.3			28,847.3	24,175.7
RIE	Leeuwarden	Emmakade 59-60	5,150	617		4,533	2,234	55,434.1	6,641.3		48,792.8	24,046.6
RIE	Assen	Schepersmaat 4	18,338	400		17,938	39,344	197,388.6	4,305.6		193,083.0	423,495.3
RIGP1 BV	Emmerich	Tachenweide 12	10,483		9,005	1,478	13,646	112,838.1		96,929.0	15,909.1	146,884.3

		Total	88,077	3,145	23,684	61,248	127,854	948,052.9	33,852.5	254,932.4	659,268.0	1,376,208.9

Table of Content
Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings	25-50 years
Improvements	5-35 years
Equipment	5 years

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

On August 7, 2008. a judgement was awarded to Jeff and Deborah Hilger in the amount of $22,408 for a unpaid Promissory Note including costs and fees.  The judgement has not been paid to date.  There is no other past, pending or, to the Company’s knowledge, threatened litigation or administrative action which has or is expected by the Company’s management to have a material effect upon our Company’s business, financial condition or operations, including any litigation or action involving our Company’s officers, directors, or other key personnel.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwisw, during the fourth quarter of the year ended December 31, 2008.

Table of Content

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 31, 2008, there were approximately 115 shareholders of record of our common stock.  Our common stock currently is available for trading on the OTC:BB under the symbol “RIIC.”

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

	Three Months Ended
	March 31	June 30	September 30	December 31
2008
High	$1.80	$1.05	$1.26	$1.26
Low	$0.51	$0.13	$0.26	$0.15

2007
High	$0.34	$0.15	$1.75	$1.75
Low	$0.10	$0.13	$0.11	$0.25

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

Recent Sales of Unregistered Securities

The Company has not sold during any shares during its current fiscal year ended December 31, 2008.  Information with respect to previously reported sales prior to January 1, 2008 may be found in the Company’s prior year filings.

ITEM 6.             SELECTED FINANCIAL DATA

                 The following table sets forth our selected financial data for 2008 and 2007.  The combined financial information is presened to provide a basis for discussion.  We have derived the statement of operations and balance sheet data for the years ended December 31, 2008 and 2007 from our audited financial statements.

Table of Content

	Year Ended December 31,
	2008	2007
STATEMENT OF OPERATIONS DATA
REVENUES:
Base Rents	$11,072,308	$267,178
Real Estate Services	395,547	-
Other Income	1,779,264	-

Total revenues	13,247,119	267,178

EXPENSES:
Operating Services	3,387,895	123,118
Real Estate Taxes	213,746	8,669
Compensation - Related Parties	-	610,104
General and Administrative	6,460,129	764,785
Fair Value Adjustment on Property	8,387,914	200,467
Expenses incured in acquisitions	-	142,117
Depreciation	2,997,725	66,520

Total operating expenses	21,447,409	1,915,780

OPERATING LOSS	(8,200,290)	(1,648,602)

OTHER INCOME (EXPENSES)
Interest Income	209,979	20,192
Interest Expense	(8,211,778)	(377,681)
Change in Value of Derivative Liability	2,313,130	(1,798,095)
Loss on Debt Modification	(1,416,852)	-
Amortization - Debt Discount	(541,096)	-
Currency Gain	102,121	9,392
Amortization - Deferred Financing Costs	(535,463)	(21,211)
	(8,079,959)	(2,167,403)

Loss From Continuing Operations Before Income Taxes	(16,280,249)	(3,816,005)
Provision for Income Taxes	39,250	11,191

NET LOSS	$(16,319,499)	$(3,827,196)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.11)	$(0.40)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	150,208,861	9,672,430

BALANCE SHEET DATA
Land, buildings and amenities, net	132,569,118	149,714,314
Total assets	136,130,418	154,802,469
Mortgages and notes payable	121,849,997	121,899,165

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

Cost Capitalization and Depreciation Policies

We review all expenditures and capitalize any item exceeding $2,500 deemed to be an upgrade or a tenant improvement with an expected useful life greater than one year.  Land, buildings and amenities are stated at cost.  Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets.  Buildings and improvements have estimated useful lives between 25-50 years, land improvements have estimated useful lives of 5-35 years and amenities have estimated useful lives of 5 years.  Acquired above and below market leases are amortized on a straight-line basis over the life of the related leases as an adjustment to rental income.  Acquired in place lease origination cost is amortized over the life of the lease as a component of amortization expense.

Table of Content

Liquidity and Capital Resources

                 Our most liquid asset is our cash.  Operating income generated by the properties will be the primary source from which we generate cash.  Our main uses of cash will relate to capital expenditures, required payments of mortgages and notes payable, distributions and property taxes.

Cash Flow from Operating Activities

Net cash provided by operating activities increased from ($228,877)  for the year ended December 31, 2007 to $1,400,234 for the year ended December 31, 2008.  The increase is primarily the result of an increased loss from operating activities from ($3,827,196) for the year ended December 31, 2007 to ($16,319,499) for the year ended December 31, 2008, an increase in depreciation from $66,520 for the year ended December 31, 2007 to $2,997,725  for the year ended December 31, 2008, the decrease in change in value of derivative liability from $1,798,095 for the year ended December 31, 2006 to ($2,313,130) for the year ended December 31, 2007, the increase on loss on debt modification from $0 for the year ended December 31, 2007 to $1,416,852 for the year ended December 31, 2008, the increase in fair value adjustment on property from $200,467 for the year ended December 31, 2007 to $8,387,914 for the year ended December 31, 2008, and the increase in accrued interest from $45,596 for the year ended December 31, 2007 to $4,183,285 for the year ended December 31, 2008,

Cash Flow from Investing Activities

Net cash used in investing activities decreased from $206,753 for the year ended December 31, 2007 to ($195,675) for the year ended December 31, 2008.  The decrease is primarily the result of a decrease in property acquired from $0 for the year ended December 31, 2007 to ($195,675) for the year ended December 31, 2008 and a decrease in cash acquired in acquisition from $206,753 for the year ended December 31, 2007 to approximately $0 for the year ended December 31, 2008.

Cash Flow from Financing Activities

Net cash used in financing activities decreased from approximately $499,638 for the year ended December 31, 2007 to approximately ($791,435) for the year ended December 31, 2008.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, was $278,817 on December 31, 2008.

Property Transactions

Acquisitions

During the year ended December 31, 2008, we had no property acquisitions.

         Dispositions

                 During the year ended December 31, 2008, we had no property disposition.

Table of Content

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2008 AS COMPARED TO DECEMBER 31, 2007

This section includes our actual results of operations for the years ended December 31, 2008 and 2007.  As of December 31, 2008, we owned wholly 18 commercial properties.  We generate substantially all of our operating income from property operations.

	2008	2007

Revenues	$13,247,119	$267,178

Operating Services	3,387,895	123,118
General and Administrative Expenses	6,460,129	764,785
Expenses Incurred in Seeking Acquisitions	-	142,117
Compensation - Related Parties	-	610,104
Fair Value Adjustment on Property	8,387,914	200,467
Depreciation	2,997,725	66,520
Real Estate Taxes	213,746	8,669

Operating Loss	(8,200,290)	(1,648,602)

Net Other Expenses	(8,079,959)	(2,167,403)
Loss Before Income Taxes	(16,280,249)	(3,816,005)

Provision for Income Taxes	39,250	11,191
Net Loss	$(16,319,499)	$(3,827,196)

Our net loss for the two years ended December 31, 2008 and 2007 $16,319,499, and $3,827,196, respectively.

Rental Income and Tenant Reimbursements

Rental income from continuing operations for the years ended December 31, 2008 and 2007 were $11,072,308 and $267,178, respectively.  The increase of $10,805,130, was primarily the result of the acquiring of properties in December 2007.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2008 and 2007 were $6,460,129 and $764,785 , respectively.  The increase of $5,695,344 was primarily the result of the acquiring of properties in December 2007.

Table of Content

Expenses Incurred in Seeking Acquisitions

Expenses incurred in seeking acquisitions for the years ended December 31, 2008 and 2007 were $0 and $142,117, respectively.

Property Taxes

Property taxes for the years ended December 31, 2008 and 2007 were $213,746 and $8,669, respectively.  The increase of $205,077, was primarily the result of the acquiring of properties in December 2007.

Depreciation

Depreciation expense for the years ended December 31, 2008 and 2007 was $2,997,725 and $66,520, respectively.  The increase of $2,931,205, is primarily the result of the acquiring of properties in December 2007.

Interest Expense

Interest expense for the years ended December 31, 2008 and 2007 was $8,211,778 and $377,681, respectively.  The increase of $7,834,097, was primarily the result of acquiring additional debt with the December 2007 acquisitions of various real estate properties in The Netherlands for a total market value of €99.336.000 ($156,950,880 US) which was financed by a new mortgage for €82,761,331 ($121,899,164 US) from the Bank of Scotland and SNS Bank.

Table of Content

Contractual Obligations and Commercial Commitments

Following is an overview of the Company’s mortgages as of December 31, 2007:

		Principal Balance at
	Interest	December 31, 2008
Lender	Rate	in Euros	in Dollars****	Maturity
Bank of Schotland PLC	*	€78,943,797	$111,287,071	December 27, 2013
SNS Bank	**	2,901,774	4,090,631	Mature ***
		€81,845.571	$115,377,702

*	Variable Interest Rate (Quarterly Euribor + 1,32%).
**	Variable Interest Rate (Monthly Euribor + 2%).
***	Royal Invest Europe is currently negotiating with the Bank of Schotland to refinance this object under the terms of the current Facility Agreement
****	Currency exchange rate for December 31, 2008 EUR € to US $ = 1.4097

At December 31, 2008, the Properties are leased to tenants under operating leases with various expiring dates through 2023. The lease provides for annual base rents and the pass-through of charges for electrical usage.

Future minimum rentals to be received under non-cancelable operating leases over the next five years:

Year	Amount
2009	10,050,550
2010	5,573,359
2011	4,836,528
2012	4,201,137
2013	3,231,920

Total	$27,893,494

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

Table of Content

ITEM 8    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTENTS
______________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm	Page 23

Consolidated Balance Sheets	24

Consolidated Statements of Operations	26

Consolidated Statements of Cash Flows	27

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)	29

Notes to Consolidated Financial Statements	30

Table of Content

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Royal Invest International Corp.
Amsterdam, The Netherlands

We have audited the accompanying consolidated balance sheets of Royal Invest International Corp. and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2008.  Royal Invest International Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royal Invest International Corp. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company had a net loss of $16,319,499 for the year ended December 31, 2008, and an accumulated deficit of $21,141,391 at December 31, 2008, and there are existing uncertain conditions which the Company faces relative to its obtaining financing, and capital in the equity markets.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

Middletown, NJ
March 14, 2009

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2008	2007
ASSETS

Rental Property
Land	$24,665,981	$26,161,250
Buildings	108,521,600	121,394,223
Improvements	2,216,586	2,154,076
Equipment	105,429	78,072
	135,509,596	149,787,621
Less - accumulated depreciation	(2,940,478)	(73,307)
Net Investment in Rental Property	132,569,118	149,714,314

Cash and Cash Equivalents	278,817	176,765
Current Rents Receivable, Net of Allowance for Doubtful Accounts of $130,524 as of December 31, 2008 and $-0- as of December 31, 2007	521,540	681,492
Other Receivables	-	153,124
Net VAT Receivable	-	196,553
Income Tax Receivable	-	167,559
Prepaid Expenses	187,759	296,169
Deposits	-	221,767
Deferred Financing Costs, Net	2,573,184	3,194,726

TOTAL ASSETS	$136,130,418	$154,802,469

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Mortgages Payable	$115,377,702	$121,899,165
Accounts Payable	4,675,622	3,072,789
Net VAT Payable	101,722	-
Accrued Expenses and other Liabilities	81,499	28,519
Accrued Interest	3,512,371	77,977
Accrued Interest - Related Parties	312,217	-
Income Taxes Payable	113,947	73,363
Loans Payable - Related Party	1,774,449	436,062
Loans Payable - Other	211,455	56,435
Notes Payable - Related Parties	6,472,295	-
Convertible Notes	426,000	5,354,130
Rents Received in Advance	409,070	327,910
Deferred Income Taxes	1,175,358	1,391,165
Minority Interest	568,250	593,726
Derivative Liability	-	3,645,379

TOTAL LIABILITIES	135,211,957	136,956,620

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 1,000,000 shares authorized; 1,000 shares issued and outstanding	1	1
Common Stock, $0.001 par value; 300,000,000 shares authorized; 150,208,861 shares issued and outstanding	150,209	150,209
Additional Paid-In Capital	22,282,703	22,282,703
Accumulated Other Comprehesive Income (Loss)	(373,061)	234,828
Accumulated Deficit	(21,141,391)	(4,821,892)

TOTAL STOCKHOLDERS' EQUITY	918,461	17,845,849

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$136,130,418	$154,802,469

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED DECEMBER 31,
	2008	2007
REVENUES:
Base Rents	$11,072,308	$267,178
Real Estate Services	395,547	-
Other Income	1,779,264	-
	13,247,119	267,178

EXPENSES:
Operating Services	3,387,895	123,118
Real Estate Taxes	213,746	8,669
Stock-based Compensation	-	610,104
Fair Value Adjustment on Property	8,387,914	200,467
General and Administrative	6,460,129	764,785
Expenses incurred in acquisitions	-	142,117
Depreciation	2,997,725	66,520

Total Expenses	21,447,409	1,915,780

OPERATING LOSS	(8,200,290)	(1,648,602)

OTHER INCOME (EXPENSES)
Interest Income	209,979	20,192
Interest Expense	(8,211,778)	(377,681)
Change in Value of Derivative Liability	2,313,130	(1,798,095)
Loss on Debt Modification	(1,416,852)	-
Amortization - Debt Discount	(541,096)	-
Currency Gain	102,121	9,392
Amortization - Deferred Financing Costs	(535,463)	(21,211)
	(8,079,959)	(2,167,403)

Loss Before Income Taxes	(16,280,249)	(3,816,005)
Provision for Income Taxes	39,250	11,191

NET LOSS	$(16,319,499)	$(3,827,196)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.11)	$(0.40)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	150,208,861	9,672,430

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(16,319,499)	$(3,827,196)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,997,725	66,520
Change in Value of Derivative Liability	(2,313,130)	1,798,095
Loss on Debt Modification	1,416,852	-
Currency Gain	(102,121)	(9,392)
Amortization - Debt Discount	541,096	-
Amortization - Deferred Financing Costs	535,463	21,211
Fair Value Adjustment on Property	8,387,914	200,467
Provision for Doubtful Accounts	130,524	-
Deferred Income Tax	(215,807)	11,191
Stock Based Compensation	-	237,104
Other	2,267	-

Changes in operating assets and liabilities
(Increase) Decrease in:
Current Rents Receivable	(747,805)	89,227
Other Receivables	152,965	-
Net VAT Receivable	196,345	23,897
Income Tax Receivable	167,272	4,594
Prepaid Expenses	100,454	-
Deposits	221,532	-
Increase (Decrease) in:
Accounts Payable	1,757,120	1,084,783
Net VAT Payable	106,170	-
Accrued Expenses and Other Liabilities	56,574	1,567
Accrued Interest	4,183,285	45,596
Income Taxes Payable	45,644	14,354
Rents Received in Advance	99,394	9,105
Net cash provided by (used in) operating activities	1,400,234	(228,877)

CASH FLOWS FROM INVESTING ACTIVITIES
Property Acquired	(195,675)	-
Cash Acquired in Acquisitions	-	206,753
Net cash (used in) provided by investing activities	(195,675)	206,753

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Mortgages Payable	(1,347,394)	-
Proceeds from loans payable - related parties	400,879	-
Proceeds from loans payable -other	155,080	-
Bank Overdraft	-	(362)
Issuance of Common Stock	-	500,000
Net cash (used in) provided by financing activities	(791,435)	499,638

Net increase in cash and cash equivalents	413,124	477,514

Adjustment for change in exchange rate	(311,072)	(300,749)

Cash and cash equivalents, beginning of period	176,765	-

Cash and cash equivalents, end of period	$278,817	$176,765

The accompanying notes to consolidated financial statements are an integral part of these statements

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIATED STATEMENTS OF CASH FLOWS (CONTINUED)

	FOR THE YEARS ENDED DECEMBER 31,
	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR
Interest	$4,028,493	$-
Taxes	$209,413	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts Receivable Settled with Amounts Due to Related Parties	$747,999	$-
Accrued Interest Classified to Amounts Due to Related Parties	$287,332	$-

Assets Acquired and Liabilties Assumed in Acquisition of Subsidiaries
Acquisition of RIGP1 B.V. (Rico Staete)
Cash		46,213
Land		567,176
Building		5,303,146
Accounts Receivable		153,725
Net VAT Receivable		39,209
Dutch Tax Receivable		20,893
Mortgage Payable		(4,647,976)
Accounts Payable		(110,114)
Accrued Expenses and other Liabilities		(16,844)
Income Tax Payable - Germany		(59,009)
Rent Received in Advance		(235,815)

Acquisition of RIDP1 (Alfang B.V.)
Cash		585,567
Land		2,690,952
Building & Improvements		16,549,353
Accounts Receivable		574,425
Net VAT Receivable		4,405
Dutch Tax Receivable		146,930
Mortgage Payable		(16,422,088)
Accounts Payable		(31,040)
Accrued Expenses and other Liabilities		(9,590)
Loans Payable		(2,376,776)
Deferred Income Taxes		(42,403)
Rent Received in Advance		(281,393)

Acquisition of RIDP2 (AmogB B.V.)
Land		3,658,336
Building		14,082,766
Accounts Receivable		8,974
Prepaid Expense		42,267
Dutch Tax Receivable		1,945
Mortgage Payable		(10,986,557)
Accounts Payable		(410)
Loans Payable		(799,794)
Deferred Income Taxes		(1,072,257)
Rent Received in Advance		(8,753)

Acquisition of Real Estate
Land		17,247,659
Building		83,810,746
Capitalized Loan Costs		3,217,070
Other		3,546
Mortgage Payable		(82,721,083)
Convertible Debt		(6,628,398)
Preferred & Common Stock		(14,929,540)

Other
Debt Converted into Common Stock		408,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

DECEMBER 31, 2008

						Aditional	Accumulated Other		Total
	Preferred Stock			Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount		Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2006		$		4,236,372	$4,236	$610,763	$-	$(994,696)	$(379,697)

Issuance of common stock for cash at $0.10 per share				5,000,000	5,000	495,000			500,000

Issuance of common stock to CEO and CFO for services rendered at $0.12 per share				1,975,868	1,976	235,128			237,104

Conversion of debt to common stock at $0.75 per share				544,000	544	407,456			408,000

Issuance of common stock for the acquisition of Amogb B.V. at $1.00 per share				2,190,000	2,190	2,187,810			2,190,000

Issuance of common stock for the acquisition of Alfang B.V. at $1.20 per share				1,687,500	1,687	2,023,313			2,025,000

Issuance of common stock for the acquisition of properties at $0.2078 per share				21,465,885	21,466	4,439,145			4,460,611

Issuance of common stock for debt owed for RIGP1 B.V. acquisition at $0.10 per share				15,282,696	15,283	1,512,987			1,528,270

Issuance of preferred and common stock for the acquisition of properties at $0.10 per share	1,000		1	97,202,653	97,203	9,623,061			9,720,265

Issuance of common stock for the acquisition of properties at $1.20 per share				623,887	624	748,040			748,664

Foreign Currency Translation							234,828		234,828

Net Loss for the Year Ended December 31, 2007								(3,827,196)	(3,827,196)

Balance at December 31, 2007	1,000		1	150,208,861	150,209	22,282,703	234,828	(4,821,892)	17,845,849

Foreign Currency Translation							(607,889)		(607,889)

Net Loss for the Year Ended December 31, 2008								(16,319,499)	(16,319,499)

Balance at December 31, 2008	1,000		$1	150,208,861	$150,209	$22,282,703	$(373,061)	$(21,141,391)	$918,461

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 1 – ORGANIZATION

Organization
Royal Invest International Corp., a Delaware corporation, (formerly “Wah King Invest Corp”) together with its subsidiaries (collectively, the “Company”), owns, operates and manages real estate, in Europe. On December 31, 2008, the Company owned 18 properties. The properties aggregate approximately 88,077 square meters (approximately 948,053 square feet), which are comprised of office buildings and business centers.  The properties are located in Germany and the Netherlands.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net operating loss of $16,319,499 for the year ended December 31, 2008, has an accumulated deficit of $21,141,391 at December 31, 2008, and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is presently working to raise additional capital to meet its working capital needs and is restructuring operating costs to be more in line with revenues.  There can be no assurances, however, that it will be successful in its efforts to raise capital or to reduce operating costs to a level where it will attain profitability.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translation
The Company considers the EURO (“€”) to be its functional currency. Assets and liabilities were translated into US dollars (“US$”) as of December 31, 2008 and 2007 at the period end exchange rates of €1.00 to US $1.4097 and € 1.00 to US $1.4729, respectively. Statement of Operations amounts for the years ended December 31, 2008 and 2007 were translated using the average rates during the periods of € 1.00 to US $1.47134 and € 1.00 to US $1.37074, respectively.

Rental Property
Rental properties are stated at cost less accumulated depreciation. Costs directly related to the acquisition of rental properties are capitalized. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings	25-50 years
Improvements	5-35 years
Equipment	5 years

Upon acquisition of rental property, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements. The Company allocates the purchase price to the assets acquired and liabilities assumed based on their relative fair values.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s real estate properties held for use may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has incurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value. The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved.  At December 31, 2007, one of the rental properties had a carrying amount which exceeded its fair value.  As a result the company had a charge to operations for US $200,467 to adjust the carrying amount to fair value. At December 31, 2008, as a result of the current global economy and its effect on real estate, management assessed that there were factors that may impair the value of the Company’s real estate properties. Based on a calculation using the above assumptions, management estimated that the carrying amount of rental properties exceeded fair value at December 31, 2008 and a charge to operations of US $8,387,914 (€ 5,700,867) was recorded.

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

Allowance for Doubtful Accounts
Management periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances should be impaired based on factors affecting the collectability of those balances.  Management’s estimate of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  Based on management’s estimates an allowance of US $130,524 was recorded as of December 31, 2008. No allowance was deemed necessary as of December 31, 2007.

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

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). The impact of the adoption of FIN 48 had no material effect on the Company’s results of operations or financial position.

Comprehensive Income
SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements.  Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities.  It includes all changes in equity during a period except those resulting from investments by or distributions to owners.  Comprehensive income is accumulated in accumulated other comprehensive income (loss), a separate component of stockholders' equity, in the balance sheet.

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

Deferred Financing Costs
Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest rate, over the term of the related indebtedness. Amortization of such costs is US $535,463 and US $21,211 for the years ended December 31, 2008 and 2007, respectively.

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

Advertising Expense
The Company expenses advertising costs as incurred.  Advertising expense in the years ended December 31, 2008 and 2007 was approximately US $67,000 and US $60,000, respectively.

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

Fair Value
Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value.  Effective June 30, 2008, the conversion feature on certain promissory notes was waived (Note 5).  At December 31, 2008, there are no assets or liabilities that are measured at fair value on a recurring basis.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassification
Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the presentation used in the 2008 consolidated financial statements.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations - Revised,” that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.   To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontroling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The changes to current practice resulting from the application of SFAS No. 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of SFAS No. 141(R) before December 15, 2008 is prohibited.  The Company does not expect the adoption of SFAS No. 141(R) to have a material effect on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. We do not anticipate the adoption of SFAS No. 161 will have a material effect on the Company’s financial statements.

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
DECEMBER 31, 2008

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
DECEMBER 31, 2008

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

The unaudited pro forma financial information in 2007 combines the historical results for RIIC for the year ended December 31, 2007 and the historical results for :  Royal Invest Germany Properties I B.V. for the period from January 1, 2007 to June 30, 2007; Alfang B.V. from January 1, 2007 to December 27, 2007; and AmogB B.V. from January 1, 2007 to December 27, 2007.

Year Ended December 31,
2007
Total revenues	$2,970,516
Net income (loss)	$(3,422,091)
Basic net income per share	$(0.35)
Diluted net income per share	$(0.35)

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 5 – REAL ESTATE TRANSACTIONS

On December 27, 2007 the Company, through its subsidiary Royal Invest Europe B.V., closed on various real estate and stock acquisitions in The Netherlands for a total market value of €105,220,000, including buyers costs, (approximately $155,000,000 USD), hereinafter the “December 27, 2007 Closing”, the specifics of which are described in detail below.  The acquisitions were financed by a new mortgage for € 79,690,900 (approximately $116,604,644 USD) from the Bank of Scotland, € 4,591,257 Euro 8% convertible notes ($6,762,083 USD) and an additional €13,168,928 ($20,672,810 USD) in equity financing, including the issuance of 138,452,621 newly issued common shares of the Company to the various sellers. The issuance of these newly issued shares resulted in a change in control of the Company.

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

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 5 – REAL ESTATE TRANSACTIONS (CONTINUED)

On December 27, 2007 the Company closed on the binding Memorandum of Agreement dated July 12, 2007 with Muermans Vastgoed 46 B.V. of Herten, Roermond, the Netherlands as Seller to purchase an 18,338 m 2  (approximately 197,183 square feet) commercial office building known as Schepersmaat 4, 9405 TA Assen, the Netherlands for € 23.873.585 (approximately $34,855,434 USD) total purchase price.  The purchase price was paid with borrowings form the Bank of Scotland in the amount of € 18,756,478 ($27,384,270 USD) the issuance of a convertible note in the amount of € 3.500.000 ($5,109,965) and the issuance of 21,465,885 shares of the Company’s common stock at $0.2078 per share or $4,460,611 USD.  The property, which has a yearly rental income of € 2,000,000 (approximately $2,680,000 USD), guaranteed by the Seller for two years, has been appraised for € 26.840.760 (approximately $39,187,241 USD).

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

During the year ended December 31, 2007 we had the following property acquisitions:

	Acquisition		Building and
	Date	Land	Improvement

Tachenweide 12, Emmerich, Germany	July 19, 2007	$690,581	$6,141,466
Kruisweg 855-859, Hoofddorp, The Netherlands	December 27, 2007	1,414,443	3,426,273
Willemstraat 47, 67 en 69, Hengelo, The Netherlands	December 27, 2007	298,937	2,853,722
Parallelweg 29, Beverwijk, The Netherlands	December 27, 2007	1,301,949	5,391,602
Schinkelwaard 20, Alkmaar, The Netherlands	December 27, 2007	1,054,597	3,789,499
Zuidermolenweg 7, Amsterdam, The Netherlands	December 27, 2007	--	2,408,355
Productieweg 1, Roermond, The Netherlands	December 27, 2007	802,792	4,737,239
Stuartweg 2, Vianen, The Netherlands	December 27, 2007	2,701,987	7,979,156
Nieuwzeelandweg 10, Amsterdam, The Netherlands	December 27, 2007	648,307	3,216,189
Edisonweg 9, Woerden, The Netherlands	December 27, 2007	201,787	1,069,325
Mijlweg 7, Vianen, The Netherlands	December 27, 2007	1,212,197	2,923,706
Keulsekade 216, Utrecht, The Netherlands	December 27, 2007	2,810,293	3,517,285
De Schans 1802, Lelystad, The Netherlands	December 27, 2007	696,682	3,797,136
De Berenkoog 53, Alkmaar, The Netherlands	December 27, 2007	683,425	1,686,470
Franciscusweg 8-10, Hilversum, The Netherlands	December 27, 2007	5,801,753	24,081,915
Sloterweg 22, Badhoevedorp, The Netherlands	December 27, 2007	827,769	4,897,524
Emmakade 59-60, Leeuwarden, The Netherlands	December 27, 2007	1,263,748	8,302,027
Schepersmaat 4, Assen, The Netherlands	December 27, 2007	3,750,003	33,529,866

NOTE 6 - NOTES PAYABLE - RELATED PARTIES AND CONVERTIBLE PROMISSORY NOTES

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

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 6 - NOTES PAYABLE - RELATED PARTIES AND CONVERTIBLE PROMISSORY NOTES (CONTINUED)

The Company accounts for the fair value of the conversion feature of its convertible notes in accordance with SFAS No. 133 “Accounting For Derivative Instruments And Hedging Activities” and EITF Issue No. 00-19 “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock” which requires the Company to bifurcate and separately account for the conversion features as embedded derivatives contained in the Company’s convertible notes. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature as either short-term or long-term liabilities (based on the underlying term of the notes) as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operations. The derivative liability calculated asof June 30, 2008 and December 31, 2007 amounted to US $1,597,227 and US $3,645,379 respectively.

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

The binomial models were valued with the following inputs:

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 6 - NOTES PAYABLE - RELATED PARTIES AND CONVERTIBLE PROMISSORY NOTES (CONTINUED)

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

Time to Maturity. The time to maturity was determined based on the length of time between the Valuation Date and maturity of the promissory notes.  Time to maturity ranged from 3 years in 12-21-2007 to 2.975 years in 12-31-2007, to 2.504 years in June 30, 2008.

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

NOTE 7 – MORTGAGES PAYABLE

The Company has mortgages which are collateralized by most of the Company’s rental properties. As of December 31, 2008 and 2007 all of the Company’s properties, with a total book value of approximately US $133 million and US $150 million respectively, are encumbered by the Company’s mortgages. Payments on mortgages are generally due in quarterly installments of principal and interest, or interest only.

The Company’s properties are primarily mortgaged through a € 100,000,000 financing agreement with the Bank of Scotland. The terms call for a pay down based on a percentage of the outstanding amount utilized (1.25% in year 1; 1.50% in years 2 & 3; 2.0% in years 4, 5 & 6) with maturity at 6 years from the initial drawdown which was December 27, 2007. Interest is due quarterly at Euribor + 1.32%. The agreement contains customary financial covenants which the Company is not in compliance with as of December 31, 2008. The amount outstanding at December 31, 2008 and 2007 is US $111,287,072 (€ 78,943,798) and US $117,376,727 (€ 79,690,900), respectively. The remaining amount of the facility at € 20,310,100 can be used for financing other properties (85% LTV/LTC). The mortgage is currently in default and as of January 2009 approximately $3,250,000 of interest due is in arrears.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 7 – MORTGAGES PAYABLE (CONTINUED)

The Company has an additional mortgage payable to SNS Bank. The amount outstanding on this mortgage at December 31, 2008 and 2007 is US $4,090,630 (€ 2,901,774) and $4,522,438 (€ 3,070,431), respectively. The SNS Bank Mortgage is payable in monthly installments of $ 22,335. The mortgage bears a variable interest rate (monthly Euribor + 2%). The mortgage is collateralized by the land and buildings. The mortgage is currently in default as the balloon payment at maturity was not paid.  The Company continues to make monthly payments.  The Company is currently in negotiations with SNS Bank to refinance the mortgage.

At December 31, 2008, minimum future principal payments over the next five years and in the aggregate are as follows:

	Amount to be paid	Total Percentage
Year	Yearly	To be paid Yearly *
2009	1,882,911	1.50%
2010	1,953,124	1.50%
2011	2,374,400	2.00%
2012	2,514,825	2.00%
2013	2,514,825	2.00%
Thereafter	104,137,617	89.75%

Total	$115,377,702	98.75%

*  Bank of Scotland Facility.

NOTE 8- TENANT LEASES

At December 31, 2008 the Properties are leased to tenants under various operating leases expiring through 2023. The leases provide for annual base rents and the pass-through of charges for electrical usage. On an ongoing basis lease contracts are renegotiated and extended.

Future minimum rentals to be received under non-cancelable operating leases over the next five years are as follows:

Year	Amount
2009	10,050,550
2010	5,573,359
2011	4,836,528
2012	4,201,137
2013	3,231,920

Total	$27,893,494

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 9 – INCOME TAXES

Income tax expense (benefit) consisted of the following:

	For The Years Ended
	December 31,
	2008	2007
Current:
United States	$--	$--
Foreign	255,057	11,191
	255,057	11,191

Deferred:
United States	--	--
Foreign	(215,807)	--
	(215,807)	--

Totals	$39,250	$11,191

Pre-tax (loss) consisted of the following:

	For The Years Ended
	December 31,
	2008	2007

United States	$176,656	$(2,779,250)
Foreign	(16,456,905)	(1,036,755)

	$(16,280,249)	$(3,816,005)

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 9 – INCOME TAXES (CONTINUED)

The income tax expense differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For The Years Ended
	December 31,
	2008	2007
United States Statutory Corporate
Income Tax Rate	(34.0)%	(34.0)%
Permanent Differences	--%	--%
Change in Valuation Allowance on
Deferred Tax Assets	34.0%	34.0%
Effect of Foreign Earnings, Net of
Allowable Credits	0.2%	0.5%
Income Tax	0.2%	0.5%

The components of deferred tax assets (liabilities) at December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007

Deferred Tax Assets (Liabilities) – Long Term
Net Operating Losses	$739,000	$668,000
Property	(1,175,358)	(1,391,165)

Valuation Allowance	(739,000)	(668,000)

Net Deferred Tax Liability	$(1,175,358)	$(1,391,165)

The Company has established a full valuation allowance on its deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by approximately $71,000 and $330,000 in the years ended December 31, 2008 and 2007.

As of December 31, 2008, there are approximately $2.2 million in US net operating loss carryforwards expiring through 2028.  Section 382 of the Internal Revenue Code limits the utilization of these losses when there is a change in ownership, as defined in the code. As a result of stock issued for acquisitions and properties purchased, the utilization of net operating loss carryforwards are limited.

In the past, RIGP1, RIDP1 AND RIDP2, wholly-owned subsidiaries of the Company, sold certain properties at a profit. Dutch tax law allows Real Estate Investment Trusts to postpone the payment of income tax resulting from the sale of properties by setting up a replacement reserve to purchase another property within a certain time. A portion of the original profit is not allowed to be postponed. The postponed income tax payable is shown as deferred tax in the balance sheet.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 and 300,000,000 shares of common stock, par value $0.001 per share.   At December 31, 2008 and 2007 there were 1,000 shares of preferred stock and 150,208,861 common shares issued and outstanding.  The preferred shareholders have the right to appoint one member to the Board of Directors and the right to request the Board of Directors to call for a shareholders’ meeting.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

Principal stockholders of the Company have loaned to the Company US $1,528,230 as at September 30, 2007 to fund operations. The loans are unsecured and bear interest at the rate of 6% per annum. On October 24, 2007, the board approved a resolution allowing these shareholders to convert US $408,000 of the debt to 544,000 shares of common stock of the Company. The balance of the loans is to be repaid in cash. On December 27, 2007, as part of the acquisition of RIDP1 (Alfang BV) an amount of US $1,009,395 has been repaid. At December 31, 2007 the balance of the loans is US $110,835. At December 31, 2008, the Company has loans payable to related parties of US $1,774,449, of which US $1,344,465 is payable to two note holders of the Company. The US $1,344,465 is payable on demand and bears interest at 8%. At June 30, 2008, US $227,311 and US $728,890, respectively, of this balance represented the premium (See Note 6) and accrued interest through June 30, 2008 on the two notes reduced by amounts which were offset to certain accounts receivable which had been guaranteed by the note holders. During the six months ended December 31, 2008, the Company borrowed US $340,267 (€ 241,376) and had net repayments of US $157,886 (€ 112,000) with one of the note holders.

On May 25, 2007 the Company entered into a Management Services Agreement with Statenconsult B.V., which per the agreement included the services of the Managing Director of the Company's subsidiary Royal Invest Europe B.V. [“RIE”].  Under said Management Service Agreement, the Company agreed to pay to Statenconsult approximately €10,000 (approximately US $15,000) per month, commencing January 1, 2007, for an indefinite period, subject to one month written notice by either party,  to provide management services for Royal Invest Europe BV, the operating subsidiary of the Company. The Company incurred approximately US $253,000 in expense under this agreement and for other related services in 2007 and approximately US $261,000 during the year ended December 31, 2008.  There is approximately US $64,000 and US $101,000 payable as of December 31, 2008 and 2007, respectively. Effective October 22, 2008, this agreement was mutually terminated and as of this date neither Statenconsult B.V. nor the resigning Managing Director of RIE would be considered related parties of the Company.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 11 – RELATED PARTY TRANSACTIONS (CONTINUED

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

Effective October 22, 2008, the shareholders approved the appointment of Mr. Lambert Kassing as the new Managing Director of RIE and RIDS.  Mr. Kassing is to provide management services to the Company, as defined in the agreement, for compensation of €15,000 (approximately US $22,000) per month, commencing October 22, 2008, for an indefinite period (with a minimum term of one year),  subject to one month written notice by either party. The Company incurred approximately US $58,000 in expense under this agreement during the year ended December 31, 2008.

On May 25, 2007 the Company entered into a Legal Service Agreement with SEC ATTORNEYS LLC in which Jerry Gruenbaum, the CEO of the Company is the Managing Member.  Under said Legal Service Agreement, the Company agreed to pay SEC ATTORNEYS LLC €12,000 (approximately US $17,000) per month for one year and thereafter for an indefinite period subject to one month written notice by either party to provide legal service to the Company and to provide a CEO and CFO for the Company. The Company incurred approximately US $120,000 in expense under this agreement and for other related services in 2007 and approximately US $204,000 during the year ended December 31, 2008. There is approximately US $200,000 and US $68,000 payable as of December 31, 2008 and 2007, respectively.

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

On May 25, 2007 the Company entered into a Consulting Agreement with ECM Participations B.V. [formerly ECM Hoff B.V.] in which the then Managing Director of the Company's subsidiary Royal Invest Europe B.V. is a shareholder, to secure financing for the Company and to fund its planned acquisitions.  ECM was to be paid up to a 2% finders fee for securing funding from a bank, and up to 8% finder's fee for securing funding from investors for the Company. The Company incurred a fee of approximately US $1,594,000 upon the successful completion of funding with the Bank of Scotland. Effective May 20, 2008, the Company and ECM mutually agreed to cancel the Consulting Agreement as it relates to future funding arrangements.  Commissions earned prior to the effective date of the cancellation agreement are due and payable to ECM.

Loans totaling US $317,965 and US $325,227 at December 31, 2008 and 2007, respectively, are unsecured and bear a variable interest rate (Eurobor + 2%).

NOTE 12 – LOANS PAYABLE - OTHER

The Company has other loans payable to unrelated parties of US $211,455 and US $56,435 at December 31, 2008 and 2007, respectively. In August 2008, the Company borrowed US $211,455 (€ 150,000) from an unrelated party. The loan is unsecured, bears interest at 6% per annum and is due August 2009.

NOTE 13 – MINORITY INTEREST

The Company’s subsidiary, Royal Invest Europe B.V., has non-cumulative preference shares outstanding valued at € 166,500 (US $234,715) which are owned by minority shareholders.  The shareholders are entitled to 6% of the nominal value of these shares annually (approximately US $14,000) payable from the profits of RIE. No amount is payable if RIE’s operations result in a loss.

The Company’s subsidiary, Alfang B.V., has non-cumulative preference shares outstanding valued at € 224,000 (US $315,773) which are owned by minority shareholders.  The shareholders are entitled to 6% of the nominal value of these shares annually (approximately US $19,000) payable from the profits of Alfang B.V.  No amount is payable if Alfang B.V.’s operations result in a loss.

The Company’s subsidiary, AmogB B.V., has non-cumulative preference shares outstanding valued at € 12,600 (US $17,762) which are owned by minority shareholders.  The shareholders are entitled to 6% of the nominal value of these shares annually (approximately US $1,000) payable from the profits of AmogB B.V. No amount is payable if AmogB B.V.’s operations result in a loss.

Table of Content

NOTE 14 - COMMITTMENTS AND CONTINGENCIES

On or about June 19, 2007 the Company signed a Contract with Bloemers Onroerend Goed B.V. (“Bloemers”) to purchase a commercial warehouse and office building known as J.C.Beetslaan 153 at 2131 AL Hoofddorp, the Netherlands for € 6,500,000 (US $9,163,000), € 6,000,000 (US $8,458,000) in cash and € 500,000 (US $704,850) in Company common stock.  In addition the Company will pay any real estate transfer tax and notary transfer expenses.  This binding contract required the property to be transferred by October 1, 2007.  While awaiting new equity funding, the transfer has been postponed until December 1, 2008. In connection with the postponement of the acquisition to December 1, 2008, the Company has agreed to make a deposit of € 500,000 (US $704,850) which will be forfeited if the closing does not take place and to pay a fee of 7% of the € 6,000,000 (US $8.458,000) financing on a monthly basis less applicable rental income received. In addition the Company has agreed to reimburse Bloemers for the interest incurred on the property loans and certain other operating costs until the deal is closed. As at December 31, 2008, the Company paid € 446,688 (US $629,696) of the deposit and incurred an expense of € 487,684 (US $717,549) for the fee, of which € 454,825 (US $641,167) has been paid. Additionally, during 2008, the Company has paid € 293,016 (US $431,126) in interest and accrued € 300,000 (US $441,402) in other operating costs. In the fourth quarter of 2008, due to the current economic climate, the Company charged the deposit to operations and at December 31, 2008, there is a balance due for the fee and deposit of €86,171 (US $121,475).

On June 14, 2007 the Company signed a Contract with Stedekroon B.V. to acquire two commercial properties, one is a 8,713 square meters (approx. 93,688 square feet) office building in Amersfoort, the Netherlands which has an annual rental income of €417,590 (approximately US $614,000) with Norit N.V. a subsidiary of a publicly traded tenant that has a lease contract until December 20, 2016 and the other, is a 4,402 square meters (approx. 47,333 square feet) office building with a shopping strip in Emmen, the Netherlands which has an annual rental income from four tenants, including from the national government of the Netherlands which pays €438,634 (approximately US $645,000) and the other tenants pay a total of €93,510 , €22,231 and €30,945 (approximately US $138,000, US $33,000 and US $46,000, respectively) for a total of €585,320 (approximately US $862,000), for a combined rental income of €1,002,910 (approximately US $1,476,000).  The properties are being purchased for €13,750,000 (approximately US $20,797,000) for cash.  The Contract has been approved by the Board of Directors.  In addition the Company will pay any real estate transfer tax and notary transfer expenses. Negotiations are currently taking place with the current owner concerning rent increases and contract renewals in conjunction with extensive upgrades requested by the national government of the Netherlands (requiring approximately € 2,500,000 or US $3,524,250 in additional investment). On May 26, 2008, the Company signed a definitive and binding Purchase Agreement with Stedekroon, B.V. Due to the current economic climate the Company could not obtain adequate financing and the Purchase Agreement was terminated. As provided in the Purchase Agreement, the Company incurred a penalty of 10% of the purchase price, €1,375,000 (US $2,023,093), in the fourth quarter of 2008. At December 31, 2008, €250,000 (US $352,425) has been paid and €1,150,000 (US $1,621,155), including €25,000 (US $35,243) of interest has been accrued for this amount.

On September 7, 2007, the Company entered into a binding Memorandum of Agreement to acquire all of the issued and outstanding shares of Glacier Gazdasagi Tanacsado es Szolgaltato Korlatolt Felelossegu Tarsagag (“Glacier”) for €15,000,000 (approximately US $21,000,000 excluding transfer costs which are to be paid by the Company.  The purchase price is to be paid as follows: notes payable in the amount of €12,000,000 (approximately US $17,000,000) and cash and shares of the Company's common stock in the amount of €3,000,000 (approximately US $4,000,000).  The amount of Company common stock issued in the purchase is limited to €1,500,000 (approximately US $2,000,000) with a 24 month lock-up period and will be based on $1.25 per share.  Glacier owns five (5) commercial rental properties in Budapest, Hungary.

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

ITEM 9A    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of December 31, 2008, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2008.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria established in Internal Controls-Integrated Frameworkissued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of December 31, 2008.

Changes in Internal Control Over Financial Reporting- There has been no change in our internal control over financial reporting during the year ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Table of Content

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and officers of the Company and its subsidiaries, as of December 31, 2008, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors.  The officers serve at the will of the Board of Directors.

The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of December 31, 2008.  The Board of Directors of the Company is comprised of only one class.  All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  Executive officers serve at the discretion of the Board of Directors and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	With Company Since	Director/Position
Jerry Gruenbaum	53	02/2005	Chief Executive Officer, Chairman of the Board, and Director

Nathan Lapkin	42	02/2005	Secretary, President, Director, and Chief Financial Officer

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities).  Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended December 31, 2008 all required forms have been filed as of the date of filing of this Form 10K.

ITEM 11.          EXECUTIVE COMPENSATION

See “Executive Officers of the Registrant” in Part I of this report for information regarding the executive officers of the company, which is incorporated by reference in this section.

The following table sets forth compensation paid to the most highly compensated executive officers for the fiscal years ended December 31, 2008.

Name / Position	Year	Salary	Bonus	Stock	Other	Total
Jerry Gruenbaum
Chairman and CEO	2008	$0	$0	0	$0	$0
	2007	56,880	0	118,552	0	175,432
Nathan Lapkin
Secretary, and Chief Financial Officer	2008	$0	$0	0	$0	$0
	2007	56,880	0	118,552	0	175,432

Table of Content
Compensation Agreements

The Company has an employment agreement with Jerry Gruenbaum for a total of €12,000 per month on a year to year basis.

No other annual compensation, including a bonus or other form of compensation; and no long-term compensation, including securities underlying options, LTIP payouts, or other form of compensation, were paid to these individuals during this period.

Board Compensation

Members of our Board of Directors do not receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings. During the year ended December 31, 2008, all corporate actions were conducted by unanimous written consent of the Board of Directors.

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

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2008, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

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

Security Ownership of Beneficial Owners (1):

Title of Class	Name	Shares	Percent (1)
Common Stock	ECM Hoff Holding BV	74,471,320	49.58%

	Muermans Vast Goed Roermond BV	59,311,414	39.49%

		133,782,734	89.06%

(1)           Based on 150,208,861 common shares outstanding as of April 14, 2009.

Security Ownership of Management:

Title of Class	Name	Shares		Percent (1)

Common Stock	Jerry Gruenbaum	1,883,410	(2)	1.25%

	Nathan Lapkin	1,883,410	(3)	1.25%

All Directors and Executive Officers as a group (2 persons)		3,766,820		2.50%

(1)               Based on 150,208,861 common shares outstanding as of April 14, 2009.

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

None.

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

Table of Content
ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors' Fees

Aggregate fees for professional services rendered to the Company by Meyler & Company LLC as of, and for, the years ended December 31, 2008 and 2007 were as follows:

Type of Services	2008	2007
Audit Fees(1)	$154,000	$200,000
Audit Related Fees(2)
Tax Fees(3)
All Other Fees(4)

Total	$154,000	$200,000

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

Table of Content
PART IV

ITEM 15.             EXHIBITS AND REPORTS ON FORM 8-K

1.    Financial Statements

     The financial statements along with the report from Meyler & Company LLC dated April 15, 2009, appear in Part II, Item 8.

2.            Financial Statement Schedules

              The financial statement Schedules along with the report from Meyler & Company LLC dated April 15, 2009, appear in Part II, Item 8.

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

                                                None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ROYAL INVEST INTERNATIONAL CORP.
(Registrant)

Date: April 15, 2009	By: /s/ JERRY GRUENBAUM
Jerry Gruenbaum
Chief Executive Officer and

Date: April 15, 2009	By: /s/ NATHAN LAPKIN
Nathan Lapkin
President and Chief Financial Officer
and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Jerry Gruenbaum	Jerry Gruenbaum	CEO & Chairman	April 15, 2009
of the Board

/s/Nathan Lapkin	Nathan Lapkin	President, CFO,	April 15, 2009
& Director