Form 10-Q
period 2009-03-31
ROYAL INVEST INTERNATIONAL CORP.
filed 2009-06-15
CIK 1079574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter year ended March 31, 2009

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

As of June 15, 2009, there were 150,208,861 shares of common stock of the registrant issued and outstanding.

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

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our 2008 Annual Report on Form 10-K and other filings with the SEC.

Table of Content

PART I

ITEM 1           FINANCIAL STATEMENTS

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

UNAUDITED FINANCIAL STATEMENTS

FOR THE QUARTER ENDED MARCH 31, 2009 AND 2008

Table of Content

CONTENTS
______________________________________________________________________________________

Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	Page 6

Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (Unaudited)	7

Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (Unaudited)	8

Notes to Consolidated Financial Statements (Unaudited)	10

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31.	December 31,
	2009	2008
	(Unaudited)
ASSETS

Rental Property
Land	$23,110,469	$24,665,981
Buildings	101,677,895	108,521,600
Improvements	2,076,802	2,216,586
Equipment	100,768	105,429
	126,965,934	135,509,596
Less - accumulated depreciation	(3,431,158)	(2,940,478)
Net Investment in Rental Property	123,534,776	132,569,118

Cash and Cash Equivalents	798,067	278,817
Current Rents Receivable, Net of Allowance for Doubtful Accounts of $190,195 as of March 31, 2009 and $130,524 as of December 31, 2008	713,451	521,540
Prepaid Expenses	292,746	187,759
Deposits	2,729	-
Deferred Financing Costs, Net	2,289,324	2,573,184
Total Assets	$127,631,093	$136,130,418

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Mortgages Payable	$108,005,426	$115,377,702
Accounts Payable	3,840,416	4,675,622
Net VAT Payable	124,349	101,722
Accrued Expenses and Other Liabilities	74,994	81,499
Accrued Interest	4,815,162	3,512,371
Accrued Interest - Related Parties	435,393	312,217
Income Taxes Payable	148,714	113,947
Loans Payable - Related Parties	1,622,077	1,774,449
Loans Payable - Other	198,120	211,455
Notes Payable - Related Parties	6,064,132	6,472,295
Convertible Notes	370,852	426,000
Rents Received in Advance	921,903	409,070
Deferred Income Taxes	1,078,872	1,175,358
Total Liabilities	127,700,410	134,643,707

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 1,000,000 shares authorized; 1,000 shares issued and outstanding	1	1
Common Stock, $0.001 par value; 300,000,000 shares authorized; 150,208,861 shares issued and outstanding	150,209	150,209
Additional Paid-In Capital	22,282,703	22,282,703
Accumulated Other Comprehesive Loss	(498,801)	(373,061)
Accumulated Deficit	(22,571,679)	(21,141,391)
Total RIIC Stockholders' Equity (Deficit)	(637,567)	918,461
Non-controlling interests, preferred stock of subsidiaries	568,250	568,250
Total Stockholders' Equity (Deficit)	(69,317)	1,486,711

Total Liablities and Stockholders' Equity (Deficit)	$127,631,093	$136,130,418

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2009	2008
REVENUES
Base Rents	$2,399,600	$2,734,256
Real Estate Services	102,666	116,612
Other Income	613,248	441,893
	3,115,514	3,292,761

EXPENSES
Operating Services	1,031,942	768,100
Real Estate Taxes	39,750	45,550
General and Administrative	840,413	981,411
Depreciation	669,559	782,328
Total Expenses	2,581,664	2,577,389

OPERATING INCOME	533,850	715,372

OTHER INCOME (EXPENSES)
Interest Income	-	310
Interest Expense	(1,796,582)	(2,033,796)
Amortization - Deferred Financing Costs	(120,407)	(135,625)
Currency Loss	(84)	(24,547)
Change in Value of Derivative Liabilty	-	2,467,844
Amortization - Debt Discount	-	(270,557)
	(1,917,073)	3,629

(Loss) Income Before Income Taxes	(1,383,223)	719,001

Provision for Income Taxes	47,065	15,636

NET (LOSS) INCOME	$(1,430,288)	$703,365

Net (Loss) Income Per Common Share:
Basic and diluted	$(0.01)	$0.00

Weighted Average Common
Shares Outstanding:
Basic and diluted	150,208,861	150,208,861

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(1,430,288)	$703,365

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	669,559	782,328
Currency Loss	84	24,547
Amortization - Deferred Financing Costs	120,407	135,625
Provision for Doubtful Accounts	59,671	37,444
Deferred Income Tax	(96,486)	(26,741)
Change in Value of Derivative Liability	-	(2,467,844)
Amortization - Debt Discount	-	270,557
Other	-	2,267

Changes in operating assets and liabilities
(Increase) Decrease in:
Current Rents Receivable	(289,864)	(299,776)
Prepaid Expenses	(115,695)	(203,592)
Deposits	(2,729)	(749)
Other Receivables	-	(14,781)
Net VAT Receivable	-	161,339
Income Tax Receivable	-	32,269
Advance Payment on Property Purchase	-	(374,443)
Increase (Decrease) in:
Accounts Payable	(535,106)	55,075
Net VAT Payable	28,760	-
Accrued Expenses and Other Liabilities	(1,352)	52,920
Accrued Interest	1,509,508	1,997,106
Accrued Interest - Related Parties	141,480	-
Income Taxes Payable	41,546	9,852
Rents Received in Advance	533,406	(333,447)
Net cash provided by operating activities	632,901	543,321

CASH FLOWS FROM INVESTING ACTIVITIES
Property Acquired	(1,970)	(42,596)

Net cash used in investing activities	(1,970)	(42,596)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Mortgages Payable	(95,272)	(79,449)
Payments on convertible notes	(55,148)	-
Payments on loans payable - related parties	(40,077)	(55,875)
Proceeds from loans payable -other	-	67,847
Payments on loans payable - other	-	(98,936)

Net cash used in financing activities	(190,497)	(166,413)

Net increase in cash and cash equivalents	440,434	334,312

Adjustment for change in exchange rate	78,816	26,920

Cash and cash equivalents, beginning of period	278,817	176,765

Cash and cash equivalents, end of period	$798,067	$537,997

The accompanying notes to cosolidated financial statements are an integral part of these statements.

Table of Content

ROYAL INVEST INTERNATERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR
Interest	$145,594	$36,690
Taxes	102,005	84,498

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of March 31, 2009, and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles and in accordance with the instructions for Form 10-Q and Item 210.8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 2009, the consolidated results of operations and consolidated cash flows for the three months ended March 31, 2009 and 2008.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Changes in Classifications
In December 2007, the FASB issued SFAS No. 160, '“Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”.  The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes.  The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity.  The amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary is initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The Company adopted the provisions of SFAS No. 160 effective January 1, 2009 and as a result, reclassified the preferred stock in subsidiaries, representing non-controlling interests, to the equity section of the balance sheet. The preferred shares do not have interests, with the exception of the possible payment of dividends,  in the income or loss of the Company.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net operating loss of $1,430,288 for the three months ended March 31, 2009, has an accumulated deficit of $22,571,679 at March 31, 2009, and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

 NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Other accounting policies are set forth in Note 3 of the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2008.

Principals of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translation
The Company considers the EURO (“€”) to be its functional currency. Assets and liabilities were translated into US dollars (“US$”) as of March 31, 2009 and December 31, 2008 at the period end exchange rates of €1.00 to US $1.32080 and € 1.00 to US $1.4097, respectively. Statement of Operations amounts for the three months ended March 31, 2009 and 2008 were translated using the average rates during the periods of € 1.00 to US $1.30799 and € 1.00 to US $1.49777, respectively.

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
MARCH 31, 2009
(UNAUDITED)

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

Fair Value
Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value.  At March 31, 2009 and December 31, 2008, there are no assets or liabilities that are measured at fair value on a recurring basis.

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations - Revised,” that improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.   To accomplish that, this statement establishes principles and requirements how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontroling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company adopted the provisions of SFAS No. 141(R) effective January 1, 2009. The adoption by the Company of SFAS No. 141(R) did not have any impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The Company adopted the provisions of SFAS No. 161 effective January 1, 2009. The adoption by the Company of SFAS No. 161 did not have any impact on its consolidated financial statements.

In May 2008, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities.  FASB No. 162 became effective November 2008.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE 4 – NOTES PAYABLE - RELATED PARTIES AND CONVERTIBLE PROMISSORY NOTES

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

The Company accounts for the fair value of the conversion feature of its convertible notes in accordance with SFAS No. 133 “Accounting For Derivative Instruments And Hedging Activities” and EITF Issue No. 00-19 “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock” which requires the Company to bifurcate and separately account for the conversion features as embedded derivatives contained in the Company’s convertible notes. Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion feature as either short-term or long-term liabilities (based on the underlying term of the notes) as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operations. The derivative liability calculated as of March 31, 2008 amounted to US $1,442,605.

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

The Company used the following valuation methodologies for the embedded derivatives related to the issuance of two convertible promissory notes on March 31, 2008:

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
MARCH 31, 2009
(UNAUDITED)

The binomial models were valued with the following inputs:

Stock Price. The stock price was based on the closing price of the Company’s common stock as of the Valuation Date. Stock prices ranged from $1.75 to $0.80 for 1-1-2008 through 3-31-2008.

Fixed Strike Price. $1.60 as provided by the Convertible Promissory Notes.

Floating Strike Price - After implementing the Cox-Ross-Rubenstein binomial modified model the implied strike price under the Black Scholes Model is $0.60 for March 31, 2008.

Time to Maturity. The time to maturity was determined based on the length of time between the Valuation Date and maturity of the promissory notes.  Time to maturity ranged from 3 years in 12-21-2007 to 2.753 years in March 31, 2008.

Risk-Free Rate. The risk free rate used in the analysis was based on the Treasury Note rates as of the Valuation Dates with term commensurate with the remaining term of the Promissory Notes. The risk free rate of return was 3.2% at March 31, 2008.

Volatility. The volatility input was based on the historical volatility of the certain comparable companies as historical volatility of the Company was not useful in developing the expected volatility. The average volatility for the comparable companies was 40%.

On October 9, 2007, the board of directors approved the issuance of a 6% approximately US $141,000 (€ 100,000) convertible promissory note which can be converted prior to October 9, 2010 at the option of the holder into shares of common at a fixed conversion price of $1.25 per share. During the quarter ended March 31, 2009, approximately US $55,000 (€ 35,000) was paid on the note. The balance outstanding at March 31, 2009 is US $85,852 (€ 65,000).

During the period March 1, 2005 to July 31, 2005, the Company issued convertible promissory notes aggregating US $589,000. The notes are unsecured and bear interest at a rate of 10% per annum. The principal and interest was due June 27, 2006.  On November 16, 2005, a majority of holders of the outstanding notes opted to convert the principal and interest on their notes into common shares of the Company at US $0.75 per share.  The Company converted US $542,067 of notes plus interest into 849,176 shares of common stock. The outstanding notes of approximately US $65,000 are currently in default.

During the period January 1, 2006 to June 30, 2006, the Company issued additional convertible promissory notes aggregating US $220,000.  The notes are unsecured and bear interest at a rate of 10% per quarter.  The principal and interest is due 90 days after the issuance of the notes, but automatically renews and continues to accrue interest. The notes are convertible into shares of common stock of the company at US $0.75 per share. These notes are currently in default.

NOTE 5 – MORTGAGES PAYABLE

The Company has mortgages which are collateralized by most of the Company’s rental properties. As of March 31, 2009 and December 31, 2008 all of the Company’s properties, with a total book value of approximately US $124 million and US $133 million respectively, are encumbered by the Company’s mortgages. Payments on mortgages are generally due in quarterly installments of principal and interest, or interest only.

The Company’s properties are primarily mortgaged through a € 100,000,000 financing agreement with the Bank of Scotland. The terms call for a pay down based on a percentage of the outstanding amount utilized (1.25% in year 1; 1.50% in years 2 & 3; 2.0% in years 4, 5 & 6) with maturity at 6 years from the initial drawdown which was December 27, 2007. Interest is due quarterly at Euribor + 1.32%. The agreement contains customary financial covenants which the Company is not in compliance with as of March 31, 2009. The amount outstanding at March 31, 2009 and December 31, 2008 is US $104,268,968 (€ 78,943,798) and US $111,287,072 (€ 78,943,798), respectively. The remaining amount of the facility at € 20,310,100 can be used for financing other properties (85% LTV/LTC). The mortgage is currently in default and as of May 2009 approximately US $4,635,000 (€ 3,543,650) of interest due is in arrears.

The Company has an additional mortgage payable to SNS Bank. The amount outstanding on this mortgage at March 31, 2009 and December 31, 2008 is US $3,736,458 (€ 2,828,935) and US $4,090,630 (€ 2,901,774), respectively. The SNS Bank Mortgage is payable in monthly installments of $22,335. The mortgage bears a variable interest rate (monthly Euribor + 2%). The mortgage is collateralized by the land and buildings. The mortgage is currently in default as the balloon payment due at maturity was not paid.  The Company continues to make monthly payments.  The Company is currently in negotiations with SNS Bank to refinance the mortgage.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

At December 31, 2008, minimum future principal payments over the next five years and in the aggregate are as follows:

	Amount to be paid	Total Percentage
Year	Yearly	To be paid Yearly *
2009	$1,882,911	1.50%
2010	1,953,124	1.50%
2011	2,374,400	2.00%
2012	2,514,825	2.00%
2013	2,514,825	2.00%
Thereafter	104,137,617	89.75%

Total	$115,377,702	98.75%

*  Bank of Scotland Facility

NOTE 6 - TENANT LEASES

At March 31, 2009 and December 31, 2008, the Properties are leased to tenants under various operating leases expiring through 2023. The leases provide for annual base rents and the pass-through of charges for electrical usage. On an ongoing basis lease contracts are renegotiated and extended.

At December 31, 2008 future minimum rentals to be received under non-cancelable operating leases over the next five years were as follows:

Year	Amount
2009	$10,050,550
2010	5,573,359
2011	4,836,528
2012	4,201,137
2013	3,231,920

Total	$27,893,494

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE 7 – INCOME TAXES

Income tax expense consists of the following:

	For The Three Months Ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Current:
United States	$--	$--
Foreign	143,551	42,377
	143,551	42,377

Deferred:
United States	--	--
Foreign	(96,486)	(26,741)
	(96,486)	(26,741)

Totals	$47,065	$15,636

Pre-tax income (loss) consisted of the following:

	For The Three Months Ended
	March 31,
	2009	2008

United States	$(221,388)	$2,000,327
Foreign	(1,161,835)	(1,281,326)

	$(1,383,223)	$719,001

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

The income tax expense differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For The Three Months Ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
United States Statutory Corporate
Income Tax Rate	(34.0)%	34.0%
Permanent Differences	--%	--%
Change in Valuation Allowance on
Deferred Tax Assets	34.0%	(34.0)%
Effect of Foreign Earnings, Net of
Allowable Credits	0.3%	2.0%
Income Tax (Benefit)	0.3%	2.0%

The components of deferred tax assets (liabilities) at March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008
	(Unaudited)

Deferred Tax Assets (Liabilities) – Long Term
Net Operating Losses	$814,000	$739,000
Property	(1,078,872)	(1,175,358)

Valuation Allowance	(814,000)	(739,000)

Net Deferred Tax Liability	$(1,078,872)	$(1,175,358)

The Company has established a full valuation allowance on its deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by approximately $75,000 and $71,000 in the three months ended March 31, 2009 and the year ended December 31, 2008.

As of March 31, 2009, there are approximately $2.2 million in US net operating loss carryforwards expiring through 2028.  Section 382 of the Internal Revenue Code limits the utilization of these losses when there is a change in ownership, as defined in the code. As a result of stock issued for acquisitions and properties purchased, the utilization of net operating loss carryforwards are limited.

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

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 and 300,000,000 shares of common stock, par value $0.001 per share.   At March 31, 2009 and December 31, 2008 there were 1,000 shares of preferred stock and 150,208,861 common shares issued and outstanding.  The preferred shareholders have the right to appoint one member to the Board of Directors and the right to request the Board of Directors to call for a shareholders’ meeting. The preferred shares were issued in conjunction with the MTMN B.V. property acquisition.

NOTE 9 – RELATED PARTY TRANSACTIONS

At March 31, 2009 and December 31, 2008, the Company had loans payable to related parties of US $1,622,077 and US $ 1,774,449, respectively, of which US $1,259,678 and US 1,344,465, respectively, was payable to two note holders.  The US $1,259,678 at March 31, 2009, is payable on demand and bears interest at 8%.

Effective October 22, 2008, the shareholders approved the appointment of Mr. Lambert Kassing as the new Managing Director of RIE and RIDS.  Mr. Kassing is to provide management services to the Company, as defined in the agreement, for compensation of €15,000 (approximately US $22,000) per month, commencing October 22, 2008, for an indefinite period (with a minimum term of one year),  subject to one month written notice by either party. The Company incurred approximately US $59,000 in expense under this agreement during the three months ended March 31, 2009.

On October 22, 2008, the Company entered into a new Legal Services Agreement with SEC ATTORNEYS LLC in which Jerry Gruenbaum, the CEO of the Company is the Managing Member.  Under said Legal Services Agreement, the Company agreed to pay SEC ATTORNEYS LLC €12,500 (approximately US $18,000) per month for one year and thereafter for an indefinite period subject to one month written notice by either party to provide legal service to the Company and to provide a CEO and CFO for the Company. The new agreement is effective December 1, 2008. The Company incurred approximately US $49,000 in expense under this agreement in the three months ended March 31, 2009 and approximately US $51,000 under a similar agreement in the three months ended March 31, 2008. There is approximately US $235,000 and US $200,000 payable as of March 31, 2009 and December 31, 2008.

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

Loans totaling US $295,787 and US $317,965 at March 31, 2009 and December 31, 2008 are unsecured and bear a variable interest rate (Eurobor + 2%).

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

NOTE 10 – LOANS PAYABLE - OTHER

In August 2008, the Company borrowed € 150,000 (US $198,120 and US $211,455 at March 31, 2009 and December 31, 2008, respectively) from an unrelated party. The loan is unsecured, bears interest at 6% per annum and is due August 2009.

NOTE 11 – NON-CONTROLLING INTEREST

The Company’s subsidiary, Royal Invest Europe B.V., has non-cumulative preference shares outstanding valued at € 166,500 (US $219,913) which are owned by minority shareholders.  The shareholders are entitled to 6% of the nominal value of these shares annually (approximately US $13,000) payable from the profits of RIE. No amount is payable if RIE’s operations result in a loss.

The Company’s subsidiary, Alfang B.V., has non-cumulative preference shares outstanding valued at € 224,000 (US $295,859) which are owned by minority shareholders.  The shareholders are entitled to 6% of the nominal value of these shares annually (approximately US $18,000) payable from the profits of Alfang B.V.  No amount is payable if Alfang B.V.’s operations result in a loss.

The Company’s subsidiary, AmogB B.V., has non-cumulative preference shares outstanding valued at € 12,600 (US $16,642) which are owned by minority shareholders.  The shareholders are entitled to 6% of the nominal value of these shares annually (approximately US $1,000) payable from the profits of AmogB B.V. No amount is payable if AmogB B.V.’s operations result in a loss.

NOTE 12 - COMMITTMENTS AND CONTINGENCIES

On or about June 19, 2007 the Company signed a Contract with Bloemers Onroerend Goed B.V. (“Bloemers”) to purchase a commercial warehouse and office building known as J.C.Beetslaan 153 at 2131 AL Hoofddorp, the Netherlands for € 6,500,000 (US $9,163,000), € 6,000,000 (US $8,458,000) in cash and € 500,000 (US $704,850) in Company common stock.  In addition the Company will pay any real estate transfer tax and notary transfer expenses.  This binding contract required the property to be transferred by October 1, 2007.  While awaiting new equity funding, the transfer has been postponed until December 1, 2008. In connection with the postponement of the acquisition to December 1, 2008, the Company has agreed to make a deposit of € 500,000 (US $704,850) which will be forfeited if the closing does not take place and to pay a fee of 7% of the € 6,000,000 (US $8.458,000) financing on a monthly basis less applicable rental income received. In addition the Company has agreed to reimburse Bloemers for the interest incurred on the property loans and certain other operating costs until the deal is closed. As at December 31, 2008, the Company paid € 446,688 (US $629,696) of the deposit and incurred an expense of € 487,684 (US $717,549) for the fee, of which € 454,825 (US $641,167) has been paid. Additionally, during 2008, the Company has paid € 293,016 (US $431,126) in interest and accrued € 300,000 (US $441,402) in other operating costs. In the fourth quarter of 2008, due to the current economic climate, the Company charged the deposit to operations and at December 31, 2008, there is a balance due for the fee and deposit of €86,171 (US $121,475). In the three months ended March 31, 2009, the Company paid US $137,339 (€ 105,000) in interest and approximately US $54,830 (€ 41,920) in other operating costs.

On June 14, 2007 the Company signed a Contract with Stedekroon B.V. to acquire two commercial properties, one is a 8,713 square meters (approx. 93,688 square feet) office building in Amersfoort, the Netherlands which has an annual rental income of €417,590 (approximately US $614,000) with Norit N.V. a subsidiary of a publicly traded tenant that has a lease contract until December 20, 2016 and the other, is a 4,402 square meters (approx. 47,333 square feet) office building with a shopping strip in Emmen, the Netherlands which has an annual rental income from four tenants, including from the national government of the Netherlands which pays €438,634 (approximately US $645,000) and the other tenants pay a total of €93,510 , €22,231 and €30,945 (approximately US $138,000, US $33,000 and US $46,000, respectively) for a total of €585,320 (approximately US $862,000), for a combined rental income of €1,002,910 (approximately US $1,476,000).  The properties are being purchased for €13,750,000 (approximately US $20,797,000) for cash.  The Contract has been approved by the Board of Directors.  In addition the Company will pay any real estate transfer tax and notary transfer expenses. Negotiations are currently taking place with the current owner concerning rent increases and contract renewals in conjunction with extensive upgrades requested by the national government of the Netherlands (requiring approximately € 2,500,000 or US $3,524,250 in additional investment). On May 26, 2008, the Company signed a definitive and binding Purchase Agreement with Stedekroon, B.V. Due to the current economic climate the Company could not obtain adequate financing and the Purchase Agreement was terminated. As provided in the Purchase Agreement, the Company incurred a penalty of 10% of the purchase price, €1,375,000 (US $2,023,093), in the fourth quarter of 2008. At December 31, 2008, €250,000 (US $352,425) has been paid and €1,150,000 (US $1,621,155), including €25,000 (US $35,243) of interest has been accrued for this amount.  [See Note 13]

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

On September 7, 2007, the Company entered into a binding Memorandum of Agreement to acquire all of the issued and outstanding shares of Glacier Gazdasagi Tanacsado es Szolgaltato Korlatolt Felelossegu Tarsagag (“Glacier”) for €15,000,000 (approximately US $21,000,000 excluding transfer costs which are to be paid by the Company.  The purchase price is to be paid as follows: notes payable in the amount of €12,000,000 (approximately US $17,000,000) and cash and shares of the Company's common stock in the amount of €3,000,000 (approximately US $4,000,000).  The amount of Company common stock issued in the purchase is limited to €1,500,000 (approximately US $2,000,000) with a 24 month lock-up period and will be based on $1.25 per share.  Glacier owns five (5) commercial rental properties in Budapest, Hungary.

NOTE 13 – SUBSEQUENT EVENTS

On April 24, 2009, the Company, through its wholly-owned subsidiary RIE, and Stedekroon BV mutually agreed to the following:

On April 25, 2009 RIE will pay Stedekroon BV € 60,000 (approximately US $79,000).
On or before July 15, 2009, RIE will pay Stedekroon BV € 60,000 (approximately US $79,000)
On or before October 15, 2009, RIE will pay Stedekroon BV € 60,000 (approximately US $79,000)
On or before December 15, 2009, RIE will pay Stedekroon BV € 120,000 (approximately US $158,000)

If the Company makes these payments timely, Stadekroon BV will release the Company from any and all liabilities that have arisen from the purchase agreement dated May 26, 2008. If any payment is not made on or before its due date, the original penalty of € 1,375,000 (approximately US $1,816,000) net of the payments already made by the Company will be immediately due and payable.

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

Cash Flow from Operating Activities

Net cash provided by operating activities increased from $543,321 for the quarter ended March 31, 2008 to $623,901 for the quarter ended March 31, 2009.  The increase is primarily the result of a  decrease in operating income from $703,365 for the quarter ended March 31, 2008 to $(1,430,288) for the quarter ended March 31, 2009, an increase in rents received in advance from $(333,447) for the quarter ended March 31, 2008 to $533,406 for the quarter ended March 31, 2009,  an increase in accrued interest - related party from $0 for the quarter ended March 31, 2008 to $141,480 for the quarter ended March 31, 2009, and a decrease in accounts payable from $55,075 for the quarter ended March 31, 2008 to $(535,106) for the quarter ended March 31, 2009.  One of the most significant components of this increase is an increase in change in value of derivative liability from $(2,467,844) for the quarter ended March 31, 2008 to $0 for the quarter ended March 31, 2009, and a decrease in amortization - debt discount from $270,557 for the quarter ended March 31, 2008 to $0 for the quarter ended March 31, 2009.

Cash Flow from Investing Activities

Net cash used in investing activities increased from $(42,596) for the quarter ended March 31, 2008 to ($1,970) for the quarter ended March 31, 2009.

Cash Flow from Financing Activities

Net cash provided by financing activities decreased  from $(166,413) for the quarter ended March 31, 2008 to ($190,497) for the quarter ended March 31, 2008.  The decrease is primarily the result of a decrease on payments on convertible notes from $0 for the quarter ended March 31, 2008 to ($55,148) for the quarter ended March 31, 2009,  a decrease in proceeds from loans payable - other from $67,847 for the quarter ended March 31, 2008 to $0 for the quarter ended March 31, 2009, and an increase from payments on loans payable - other from $(98,936) for the quarter ended March 31, 2008 to $0 for the quarter ended March 31, 2009.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were $798,067 on March 31, 2009.

Property Transactions

Acquisitions

During the quarter ended March 31, 2009, we had no property acquisitions.

         Dispositions

                 During the quarter ended March 31, 2009, we had no property disposition.

Table of Content
RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2009 AS COMPARED TO MARCH 31, 2008

This section includes our actual results of operations for the quarter ended March 31, 2008 and 2007.  As of December 31, 2007, we owned wholly 18 commercial properties.  We generate substantially all of our operating income from property operations.

	March 31,
	2009	2008

Revenues	$3,115,514	$3,292,761

Operating Services	1,031,942	768,100
Real Estate Taxes	39,750	45,550
General and Administrative Expenses	840,413	981,411
Depreciation	669,559	782,328

Operating Income (Loss)	533,850	715,372

Net Other Income (Expenses)	1,917,073	(3,629)

Net Income (Loss) Before Taxes	(1,383,223)	719,001
Provision for Income Taxes	47,065	15,636
Net (Loss) Income	$(1,430,288)	$703,365

Our net income (loss) for the two quarters ended March 31, 2009 and 2008 was $(1,430,288), and $703,365, respectively.  Revenues decreased from $3,292,761 for the quarter ended March 31, 2008 to $3,115,514 for the quarter ended March 31, 2009.

Rental Income and Tenant Reimbursements

Rental income from continuing operations for the quarter ended March 31, 2009 and 2008 were $2,399,600 and $2,734,256, respectively.

General and Administrative Expenses

General and administrative expenses from continuing operations for the quarter ended March 31, 2009 and 2008 were $840,413 and $981,411, respectively.

Table of Content

Property Taxes

Property taxes from continuing operations for the quarter ended March 31, 2009 and 2008 were $39,750 and $45,550, respectively.

Depreciation

Depreciation expense from continuing operations for the quarter ended March 31, 2009 and 2008 were $669,559 and $782,328, respectively.

Interest Expense

Interest expense from continuing operations for the quarter ended March 31, 2009 and 2008 were $1,796,582 and $2,033,796, respectively.

Table of Content

Contractual Obligations and Commercial Commitments

Following is an overview of the Company’s mortgages as of December 31, 2008:

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

ITEM 4    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of March 31, 2009, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2009.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009.  In making this assessment, management used the criteria established in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of March 31, 2009.

Changes in Internal Control Over Financial Reporting- There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2008, ECM Hoff Holding BV beneficially owns approximately 49.6% of our outstanding common shares and Muermans Vast Goed Roermond BV beneficially owns approximately 39.5% of our outstanding common shares.  Together they effectively have the power to elect all of the directors and control the management, operations and affairs of our Company.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The Company has not sold any equity securities during the quarter ended March 31, 2009.  Information with respect to previously reported sales prior to January 1, 2008 may be found in the Company’s prior filings.

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

ITEM 4             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter of the year ended March 31, 2009.

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

ROYAL INVEST INTERNATIONAL CORP.
(Registrant)

Date: June 15, 2009	By: /s/ JERRY GRUENBAUM
Jerry Gruenbaum
Chief Executive Officer and

Date: June 15, 2009	By: /s/ NATHAN LAPKIN
Nathan Lapkin
President and Chief Financial Officer
and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Jerry Gruenbaum	Jerry Gruenbaum	CEO & Chairman	June 15, 2009
of the Board

/s/Nathan Lapkin	Nathan Lapkin	President, CFO,	June 15, 2009
& Director