Form 10-Q
period 2009-06-30
ROYAL INVEST INTERNATIONAL CORP.
filed 2009-08-19
CIK 1079574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

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

As of August 19, 2009, there were 150,208,861 shares of common stock of the registrant issued and outstanding.

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

Table of Content

PART I

ITEM 1           FINANCIAL STATEMENTS

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2009

Table of Content

CONTENTS
______________________________________________________________________________________

Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	Page 6

Consolidated Statements of Operations for the three months and six months ended June 30, 2009 and 2008 (Unaudited)	7

Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (Unaudited)	8

Notes to Consolidated Financial Statements (Unaudited)	10

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30.	December 31,
	2009	2008
	(Unaudited)
ASSETS

Rental Property
Land	$24,580,244	$24,665,981
Buildings	108,144,388	108,521,600
Improvements	2,217,423	2,216,586
Equipment	174,414	105,429
	135,116,469	135,509,596
Less - accumulated depreciation	(4,368,781)	(2,940,478)
Net Investment in Rental Property	130,747,688	132,569,118

Cash and Cash Equivalents	1,608,644	278,817
Current Rents Receivable, Net of Allowance for Doubtful Accounts of $233,197 as of June 30, 2009 and $130,524 as of December 31, 2008	1,111,512	521,540
Prepaid Expenses	374,081	187,759
Deposits	1,481	-
Deferred Financing Costs, Net	2,305,603	2,573,184
Total Assets	$136,149,009	$136,130,418

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Mortgages Payable	$114,779,380	$115,377,702
Accounts Payable	3,966,685	4,675,622
Net VAT Payable	184,403	101,722
Accrued Expenses and Other Liabilities	79,763	81,499
Accrued Interest	6,216,055	3,512,371
Accrued Interest - Related Parties	616,741	312,217
Income Taxes Payable	248,080	113,947
Loans Payable - Related Parties	1,719,702	1,774,449
Loans Payable - Other	130,478	211,455
Notes Payable - Related Parties	6,449,798	6,472,295
Convertible Notes	376,312	426,000
Rents Received in Advance	1,504,106	409,070
Deferred Income Taxes	1,122,240	1,175,358
Total Liabilities	137,393,743	134,643,707

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 1,000,000 shares authorized; 1,000 shares issued and outstanding	1	1
Common Stock, $0.001 par value; 300,000,000 shares authorized; 150,208,861 shares issued and outstanding	150,209	150,209
Additional Paid-In Capital	22,282,703	22,282,703
Accumulated Other Comprehensive Loss	(514,302)	(373,061)
Accumulated Deficit	(23,731,595)	(21,141,391)
Total RIIC Stockholders' Equity (Deficit)	(1,812,984)	918,461
Non-controlling Interests, Preferred Stock of Subsidiaries	568,250	568,250
Total Stockholders' Equity (Deficit)	(1,244,734)	1,486,711

Total Liablities and Stockholders' Equity (Deficit)	$136,149,009	$136,130,418

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
REVENUES
Base Rents	$2,400,548	$3,279,014	$4,800,148	$6,013,270
Real Estate Services	41,641	149,861	144,307	266,473
Other Income	452,977	778,730	1,066,225	1,220,623
	2,895,166	4,207,605	6,010,680	7,500,366

EXPENSES
Operating Services	647,866	950,267	1,679,808	1,718,367
Real Estate Taxes	43,447	65,812	83,197	111,362
General and Administrative	615,126	666,333	1,455,539	1,647,744
Depreciation	697,663	823,797	1,367,222	1,606,125
Total Expenses	2,004,102	2,506,209	4,585,766	5,083,598

OPERATING INCOME	891,064	1,701,396	1,424,914	2,416,768

OTHER INCOME (EXPENSES)
Interest Income	-	17	-	327
Interest Expense	(1,878,597)	(2,292,899)	(3,675,179)	(4,326,695)
Amortization - Deferred Financing Costs	(125,410)	(139,988)	(245,817)	(275,613)
Currency Gain (Loss)	(1)	24,920	(85)	373
Change in Value of Derivative Liabilty	-	(154,714)	-	2,313,130
Loss on Debt Modification	-	(1,416,852)	-	(1,416,852)
Amortization - Debt Discount	-	(270,539)	-	(541,096)
	(2,004,008)	(4,250,055)	(3,921,081)	(4,246,426)

Loss Before Income Taxes	(1,112,944)	(2,548,659)	(2,496,167)	(1,829,658)

Provision for Income Taxes	46,972	71,204	94,037	86,840

NET LOSS	$(1,159,916)	$(2,619,863)	$(2,590,204)	$(1,916,498)

NET LOSS PER
COMMON SHARE:
Basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.01)

Weighted Average Common Shares Outstanding:
Basic and diluted	150,208,861	150,208,861	150,208,861	150,208,861

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,590,204)	$(1,916,498)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,367,222	1,606,125
Currency Loss (Gain)	85	(373)
Amortization - Deferred Financing Costs	245,817	275,613
Provision for Doubtful Accounts	102,673	60,700
Deferred Income Tax	(53,118)	(54,785)
Change in Value of Derivative Liability	-	(2,313,130)
Loss on Debt Modification	-	1,416,852
Amortization - Debt Discount	-	541,096
Other	-	2,267

Changes in operating assets and liabilities
(Increase) Decrease in:
Current Rents Receivable	(660,468)	(1,767,612)
Prepaid Expenses	(177,707)	(161,686)
Deposits	(1,481)	66,631
Other Receivables	-	(62,918)
Net VAT Receivable	-	204,246
Income Tax Receivable	-	117,981
Increase (Decrease) in:
Accounts Payable	(658,351)	(847,291)
Net VAT Payable	78,919	178,618
Accrued Expenses and Other Liabilities	(1,381)	57,604
Accrued Interest	2,581,277	2,469,023
Accrued Interest - Related Parties	290,461	-
Income Taxes Payable	127,861	19,989
Rents Received in Advance	1,042,111	2,447,383
Net cash provided by operating activities	1,693,716	2,339,835

CASH FLOWS FROM INVESTING ACTIVITIES
Property Acquired	(74,032)	(136,427)
Advance Payment on Property Purchase	-	(459,165)
Net cash used in investing activities	(74,032)	(595,592)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Mortgages Payable	(187,500)	(549,754)
Payments on convertible notes	(49,688)	-
Proceeds from loans payable -related parties	521,197	345,445
Payments on loans payable - related parties	(567,368)	-
Proceeds from loans payable -other	-	74,749
Payments on loans payable - other	(76,265)	(131,710)
Net cash used in financing activities	(359,624)	(261,270)

Net increase in cash and cash equivalents	1,260,060	1,482,973

Adjustment for change in exchange rate	69,767	(103,176)

Cash and cash equivalents, beginning of period	278,817	176,765

Cash and cash equivalents, end of period	$1,608,644	$1,556,562

The accompanying notes to cosolidated financial statements are an integral part of these statements.

Table of Content

ROYAL INVEST INTERNATERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR
Interest	$803,440	$1,893,672
Taxes	$19,294	$121,636

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts Receivable Settled with Amounts Due to Related Parties	$-	$747,999
Accrued Interest Classified to Amounts Due to Related Parties	$-	$287,332

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of June 30, 2009, and for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles and in accordance with the instructions for Form 10-Q and Item 210.8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 2009, the consolidated results of operations for the three and six months ended June 30, 2009 and 2008 and the consolidated cash flows for the six months ended June 30, 2009 and 2008.  The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $2,590,204 for the six months ended June 30, 2009, has an accumulated deficit of $23,731,595 at June 30, 2009, and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
JUNE 30, 2009
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

Foreign Currency Translation,
The Company considers the EURO (“€”) to be its functional currency. Assets and liabilities were translated into US dollars (“US$”) as of June 30, 2009 and December 31, 2008 at the period end exchange rates of €1.00 to US $1.4048 and € 1.00 to US $1.4097, respectively. Statement of Operations amounts for the six months ended June 30, 2009 and 2008 were translated using the average rates during the periods of € 1.00 to US $1.33517 and € 1.00 to US $1.53055, respectively.

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
JUNE 30, 2009
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

Fair Value
Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value.  At June 30, 2009 and December 31, 2008, there are no assets or liabilities that are measured at fair value on a recurring basis.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). The Company adopted SFAS No. 165 on a prospective basis effective April 1, 2009. The provisions of SFAS No. 165 provide guidance related to the accounting for and disclosure of events that occur after the balance sheet date, but before the consolidated financial statements are issued or are available to be issued. The Company evaluated events between the end of the most recent quarter, June 30, 2009, and August 19, 2009, the date the consolidated financial statements are issued.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the consolidated financial statements.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

Effective on June 30, 2008, the Company and note holders modified the terms of the promissory notes where as the conversion features on the notes were waived in consideration for the company agreeing to pay the note holders a premium on the original notes. Such premium is calculated based on 21% of the original note principal plus interest accrued through June 30, 2008.  The modifications are accounted for as a debt extinguishment with the modified terms representing new notes.  The premiums amounted to € 238,534 (US $376,820) and € 765,053 (US $1,208,708), respectively.  The Company recognized a net loss on the modification of € 896,799 (US $1,416,852) at June 30, 2008, based on the fair value of the notes after the modification compared to the carrying value of the notes under the original terms (which included the derivative liability). As a result of the modification, the Company no longer had a derivative liability as of June 30, 2008.

On October 9, 2007, the board of directors approved the issuance of a 6% approximately US $141,000 (€ 100,000) convertible promissory note which can be converted prior to October 9, 2010 at the option of the holder into shares of common at a fixed conversion price of $1.25 per share. During the quarter ended March 31, 2009, approximately US $55,000 (€ 35,000) was paid on the note. The balance outstanding at June 30, 2009 is US $91,312 (€ 65,000).

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

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

NOTE 5 – MORTGAGES PAYABLE

The Company has mortgages which are collateralized by most of the Company’s rental properties. As of June 30, 2009 and December 31, 2008 all of the Company’s properties, with a total book value of approximately US $131 million and US $133 million respectively, are encumbered by the Company’s mortgages. Payments on mortgages are generally due in quarterly installments of principal and interest, or interest only.

The Company’s properties are primarily mortgaged through a € 100,000,000 financing agreement with the Bank of Scotland. The terms call for a pay down based on a percentage of the outstanding amount utilized (1.25% in year 1; 1.50% in years 2 & 3; 2.0% in years 4, 5 & 6) with maturity at 6 years from the initial drawdown which was December 27, 2007. Interest is due quarterly at Euribor + 1.32%. The agreement contains customary financial covenants which the Company is not in compliance with as of June 30, 2009. The amount outstanding at June 30, 2009 and December 31, 2008 is US $110,900,247 (€ 78,943,798) and US $111,287,072 (€ 78,943,798), respectively. The remaining amount of the facility at € 20,310,100 can be used for financing other properties (85% LTV/LTC). The mortgage is currently in default and as of July 2009 approximately US $5,794,253 (€ 4,339,712) of interest due is in arrears.

The Company has an additional mortgage payable to SNS Bank. The amount outstanding on this mortgage at June 30, 2009 and December 31, 2008 is US $3,879,133 (€ 2,761,342) and US $4,090,630 (€ 2,901,774), respectively. The SNS Bank Mortgage is payable in monthly installments of $22,335. The mortgage bears a variable interest rate (monthly Euribor + 2%). The mortgage is collateralized by the land and buildings. The mortgage is currently in default as the balloon payment due at maturity was not paid.  The Company continues to make monthly payments.  The Company is currently in negotiations with SNS Bank to refinance the mortgage.

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

*  Bank of Scotland Facility

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

NOTE 6 - TENANT LEASES

At June 30, 2009 and December 31, 2008, the Properties are leased to tenants under various operating leases expiring through 2023. The leases provide for annual base rents and the pass-through of charges for electrical usage. On an ongoing basis lease contracts are renegotiated and extended.

At December 31, 2008 future minimum rentals to be received under non-cancelable operating leases over the next five years were as follows:

Year	Amount
2009	$10,050,550
2010	5,573,359
2011	4,836,528
2012	4,201,137
2013	3,231,920

Total	$27,893,494

NOTE 7 – INCOME TAXES

Income tax expense consists of the following:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current
United States	$--	$--	$--	$--
Foreign	3,604	99,248	147,155	141,625
	3,604	99,248	147,155	141,625

Deferred
United States	-	--	-	--
Foreign	43,368	(28,044)	(53,118)	(54,785)
	43,368	(28,044)	(53,118)	(54,785)

Totals	$46,972	$71,204	$94,037	$86,840

Pre-tax income (loss) consisted of the following:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

United States	$(61,497)	$(1,845,472)	$(282,885)	$154,855
Foreign	(1,051,447)	(703,187)	(2,213,282)	(1,984,513)
	$(1,112,944)	$(2,548,659)	$(2,496,167)	$(1,829,658)

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

The income tax expense differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

United States Statutory Corporate Income Tax Rate	(34.0)%	(34.0)%	(34.0)%	(34.0)%
Permanent Differences	--%	--%	--%	--%
Change in Valuation Allowance on Deferred Tax Assets	34.0%	34.0%	34.0%	34.0%
Effect of Foreign Earnings, Net of Allowable Credits	4.2%	2.6%	3.8%	4.4%
Income Tax	4.2%	2.6%	3.8%	4.4%

The components of deferred tax assets (liabilities) at March 31, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008
	(Unaudited)

Deferred Tax Assets (Liabilities) – Long Term
Net Operating Losses	$835,000	$739,000
Property	(1,122,240)	(1,175,358)

Valuation Allowance	(835,000)	(739,000)

Net Deferred Tax Liability	$(1,122,240)	$(1,175,358)

The Company has established a full valuation allowance on its deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by approximately $96,000 and $71,000 in the six months ended June 30, 2009 and the year ended December 31, 2008.

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

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 and 300,000,000 shares of common stock, par value $0.001 per share.   At June 30, 2009 and December 31, 2008 there were 1,000 shares of preferred stock and 150,208,861 common shares issued and outstanding.  The preferred shareholders have the right to appoint one member to the Board of Directors and the right to request the Board of Directors to call for a shareholders’ meeting. The preferred shares were issued in conjunction with the MTMN B.V. property acquisition.

NOTE 9 – RELATED PARTY TRANSACTIONS

At June 30, 2009 and December 31, 2008, the Company had loans payable to related parties of US $1,719,702 and US $ 1,774,449, respectively, of which US $1,339,791 and US $1,344,465, respectively, was payable to two note holders.  The US $1,339,791 at June 30, 2009, is payable on demand and bears interest at 8%.

Effective October 22, 2008, the shareholders approved the appointment of Mr. Lambert Kassing as the new Managing Director of RIE and RIDS.  Mr. Kassing is to provide management services to the Company, as defined in the agreement, for compensation of €15,000 (approximately US $22,000) per month, commencing October 22, 2008, for an indefinite period (with a minimum term of one year),  subject to one month written notice by either party. The Company incurred US $120,165 in expense under this agreement during the six months ended June 30, 2009

On October 22, 2008, the Company entered into a new Legal Services Agreement with SEC ATTORNEYS LLC in which Jerry Gruenbaum, the CEO of the Company is the Managing Member.  Under said Legal Services Agreement, the Company agreed to pay SEC ATTORNEYS LLC €12,500 (approximately US $18,000) per month for one year and thereafter for an indefinite period subject to one month written notice by either party to provide legal service to the Company and to provide a CEO and CFO for the Company. The new agreement is effective December 1, 2008. The Company incurred approximately US $96,132 in expense under this agreement in the six months ended June 30, 2009 and approximately US $102,000 under a similar agreement in the six months ended June 30, 2008. There is approximately US $285,000 and US $200,000 payable as of June 30, 2009 and December 31, 2008.

On May 25, 2007 the Company entered into a Consulting Agreement with ECM Participations B.V. [formerly ECM Hoff B.V.] in which the then Managing Director of the Company's subsidiary Royal Invest Europe B.V. is a shareholder, to secure financing for the Company and to fund its planned acquisitions.  ECM was to be paid up to a 2% finders fee for securing funding from a bank, and up to 8% finder's fee for securing funding from investors for the Company. The Company incurred a total fee of approximately € 1,594,000 (US $2,352,000) upon the successful completion of funding with the Bank of Scotland, of which approximately € 582,000 (US $859,000) was owed to ECM. Effective May 20, 2008, the Company and ECM mutually agreed to cancel the Consulting Agreement as it relates to future funding arrangements.  Commissions earned prior to the effective date of the cancellation agreement are due and payable to ECM. At June 30, 2009, € 157,322 (US $221,006) owed to ECM is outstanding.

Loans totaling US $308,213 and US $317,965 at June 30, 2009 and December 31, 2008 are unsecured and bear a variable interest rate (Eurobor + 2%).

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

NOTE 10 – LOANS PAYABLE - OTHER

In August 2008, the Company borrowed € 150,000 (US $210,720 and US $211,455 at June 30, 2009 and December 31, 2008, respectively) from an unrelated party. The loan is unsecured, bears interest at 6% per annum and is due August 2009.  In the second quarter of 2009, the Company paid € 57,120 (US $80,242) on the loan.  The balance at June 30, 2009 is € 92,880 (US $130,478).

NOTE 11 – NON-CONTROLLING INTEREST

The Company’s subsidiary, Royal Invest Europe B.V., has non-cumulative preference shares outstanding valued at € 166,500 (US $233,899) which are owned by minority shareholders.  The shareholders are entitled to 6% of the nominal value of these shares annually (approximately US $14,000) payable from the profits of RIE. No amount is payable if RIE’s operations result in a loss.

The Company’s subsidiary, Alfang B.V., has non-cumulative preference shares outstanding valued at € 224,000 (US $314,675) which are owned by minority shareholders.  The shareholders are entitled to 6% of the nominal value of these shares annually (approximately US $19,000) payable from the profits of Alfang B.V.  No amount is payable if Alfang B.V.’s operations result in a loss.

The Company’s subsidiary, AmogB B.V., has non-cumulative preference shares outstanding valued at € 12,600 (US $17,700) which are owned by minority shareholders.  The shareholders are entitled to 6% of the nominal value of these shares annually (approximately US $1,000) payable from the profits of AmogB B.V. No amount is payable if AmogB B.V.’s operations result in a loss.

NOTE 12 - COMMITTMENTS AND CONTINGENCIES

On or about June 19, 2007 the Company signed a Contract with Bloemers Onroerend Goed B.V. (“Bloemers”) to purchase a commercial warehouse and office building known as J.C.Beetslaan 153 at 2131 AL Hoofddorp, the Netherlands for € 6,500,000 (US $9,163,000), € 6,000,000 (US $8,458,000) in cash and € 500,000 (US $704,850) in Company common stock.  In addition the Company will pay any real estate transfer tax and notary transfer expenses.  This binding contract required the property to be transferred by October 1, 2007.  While awaiting new equity funding, the transfer has been postponed until December 1, 2008. In connection with the postponement of the acquisition to December 1, 2008, the Company has agreed to make a deposit of € 500,000 (US $704,850) which will be forfeited if the closing does not take place and to pay a fee of 7% of the € 6,000,000 (US $8,458,000) financing on a monthly basis less applicable rental income received. In addition the Company has agreed to reimburse Bloemers for the interest incurred on the property loans and certain other operating costs until the deal is closed. As at December 31, 2008, the Company paid € 446,688 (US $629,696) of the deposit and incurred an expense of € 487,684 (US $717,549) for the fee, of which € 454,825 (US $641,167) has been paid. Additionally, during 2008, the Company has paid € 293,016 (US $431,126) in interest and accrued € 300,000 (US $441,402) in other operating costs. In the fourth quarter of 2008, due to the current economic climate, the Company charged the deposit to operations and at December 31, 2008, there is a balance due for the fee and deposit of €86,171 (US $121,475). In the six months ended June 30, 2009, the Company paid US $280,385 (€ 210,000) in interest and US $90,661 (€ 67,902) in other operating costs.

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
JUNE 30, 2009
(UNAUDITED)
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

Cash Flow from Operating Activities

Net cash provided by operating activities decreased from $2,339,835 for the six months ended June 30, 2008 to $1,693,716 for the six months ended June 30, 2009.  The decrease is primarily the result of an increase in net loss from $(1,916,498) for the six months ended June 30, 2008 to $(2,590,204) for the six months ended June 30, 2009, a decrease in rents received in advance from $2,447,383 for the six months ended June 30, 2008 to $1,042,111 for the six months ended June 30, 2009,  an increase in accrued interest - related party from $0 for the six months ended June 30, 2008 to $290,461 for the six months ended June 30, 2009, a decrease in accounts payable from $(847,291) for the six months ended June 30, 2008 to $(658,351) for the six months ended June 30, 2009, a decrease in current rents receivable from $(1,767,612) for the six months ended June 30, 2008 to $(660,468) for the six months ended June 30, 2009, an increase in change in value of derivative liability from $(2,313,130) for the six months ended June 30, 2008 to $0 for the six months ended June 30, 2009, a decrease in loss on debt modification from $1,416,852 for the six months ended June 30, 2008 to $0 for the six months ended June 30, 2009, and a decrease in amortization - debt discount from $541,096 for the six months ended June 30, 2008 to $0 for the six months ended June 30, 2009.

Cash Flow from Investing Activities

Net cash used in investing activities increased from $(595,592) for the six months ended June 30, 2008 to ($74,032) for the six months ended June 30, 2009.

Cash Flow from Financing Activities

Net cash used in financing activities decreased  from $(261,270) for the six months ended June 30, 2008 to ($359,624) for the six months ended June 30, 2008.  The decrease is primarily the result of an increase on payments on mortgage payable from $(549,754) for the six months ended June 30, 2008 to ($187,500) for the six months ended June 30, 2009,  a decrease on payments on convertible notes from $0 for the six months ended June 30, 2008 to ($49,688) for the six months ended June 30, 2009,  an increase in proceeds from loans payable - related parties from $345,445 for the six months ended June 30, 2008 to $521,197 for the six months ended June 30, 2009, a decrease on payments on loans payable - related parties from $0 for the six months ended June 30, 2008 to ($567,368) for the six months ended June 30, 2009, a decrease in proceeds from loans payable - other from $74,749 for the six months ended June 30, 2008 to $0 for the six months ended June 30, 2009, and an increase from payments on loans payable - other from $(131,710) for the six months ended June 30, 2008 to $(76,265) for the six months ended June 30, 2009.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were $1,608,644 on June 30, 2009.

Property Transactions

Acquisitions

During the quarter ended June 30, 2009, we had no property acquisitions.

         Dispositions

                 During the quarter ended June 30, 2009, we had no property disposition.

Table of Content
RESULTS OF OPERATIONS

QUARTER AND SIX MONTHS ENDED JUNE 30, 2009 AS COMPARED TO JUNE 30, 2008

This section includes our actual results of operations for the quarter ended and six months ended June 30, 2009 and 2008.  As of December 31, 2007, we owned wholly 18 commercial properties.  We generate substantially all of our operating income from property operations.

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$2,895,166	$4,207,605	$6,010,680	$7,500,366

Operating Services	647,866	950,267	1,679,808	1,718,367
Real Estate Taxes	43,447	65,812	83,197	111,362
General and Administrative	615,126	666,333	1,455,539	1,647,744
Depreciation	697,663	823,797	1,367,222	1,606,125

Operting Income	891,064	1,701,396	1,424,914	2,416,768

Net Other Income (Expenses)	(2,004,008)	(4,250,055)	(3,921,081)	(4,246,426)

Loss Before Income Taxes	(1,112,944)	(2,548,659)	(2,496,167)	(1,829,658)
Provision for Income Taxes	46,972	71,204	94,037	86,840
Net Loss	$(1,159,916)	$(2,619,863)	$(2,590,204)	$(1,916,498)

Our net loss for the two quarters ended June 30, 2009 and 2008 was $(1,159,916), and $(2,619,863), respectively.  Revenues decreased from $4,207,605 for the quarter ended June 30, 2008 to $2,895,166 for the quarter ended June 30, 2009.   Our net loss for the six months ended June 30, 2009 was $(2,590,204) and for the six months ended June 30, 2008 was $(1,916,498).  Revenues decreased from $7,500,366 for the six months ended June 30, 2008 to $6,010,680 for the six months ended June 30, 2009.

Rental Income and Tenant Reimbursements

Rental income from continuing operations for the quarter ended June 30, 2009 and 2008 were $2,400,548 and $3,279,014, respectively.  Rental income from continuing operations for the six months ended June 30, 2009 and 2008 were $4,800,148 and $6,013,270, respectively.

General and Administrative Expenses

General and administrative expenses from continuing operations for the quarter ended June 30, 2009 and 2008 were $615,126 and $666,333, respectively.  General and administrative expenses from continuing operations for the six months ended June 30, 2009 and 2008 were $1,455,539 and $1,647,744, respectively.

Table of Content

Property Taxes

Property taxes from continuing operations for the quarter ended June 30, 2009 and 2008 were $43,447 and $65,812, respectively.  Property taxes from continuing operations for the six months ended June 30, 2009 and 2008 were $83,197 and $111,362, respectively.

Depreciation

Depreciation expense from continuing operations for the quarter ended June 30, 2009 and 2008 were $697,663 and $6823,79, respectively.   Depreciation expense from continuing operations for the six months ended June 30, 2009 and 2008 were $1,367,222 and $1,606,125, respectively.

Interest Expense

Interest expense from continuing operations for the quarter ended June 30, 2009 and 2008 were $1,878,597 and $2,292,899, respectively.  Interest expense from continuing operations for the six months ended June 30, 2009 and 2008 were $3,675,179 and $4,326,695, respectively.

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

ITEM 4    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of June 30, 2009, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2009.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009.  In making this assessment, management used the criteria established in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of June 30, 2009.

Changes in Internal Control Over Financial Reporting- There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The Company has not sold any equity securities during the quarter ended June 30, 2009.  Information with respect to previously reported sales prior to April 1, 2009 may be found in the Company’s prior filings.

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

ITEM 4             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter of the year ended June 30, 2009.

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

ROYAL INVEST INTERNATIONAL CORP.
(Registrant)

Date: August 19, 2009	By: /s/ JERRY GRUENBAUM
Jerry Gruenbaum
Chief Executive Officer and

Date: August 19, 2009	By: /s/ NATHAN LAPKIN
Nathan Lapkin
President and Chief Financial Officer
and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Jerry Gruenbaum	Jerry Gruenbaum	CEO & Chairman	August 19, 2009
of the Board

/s/Nathan Lapkin	Nathan Lapkin	President, CFO,	August 19, 2009
& Director