Form 10-Q
period 2009-09-30
ROYAL INVEST INTERNATIONAL CORP.
filed 2009-11-19
CIK 1079574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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

As of November 19, 2009, there were 150,208,861 shares of common stock of the registrant issued and outstanding.

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

Table of Content

PART I

ITEM 1           FINANCIAL STATEMENTS

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

Table of Content

CONTENTS
______________________________________________________________________________________

Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	Page 6

Consolidated Statements of Operations for the three months and nine months ended September 30, 2009 and 2008 (Unaudited)	7

Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (Unaudited)	8

Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the nine months ended September 30, 2009 (Unaudited) and the year ended December 31, 2008	10

Notes to Consolidated Financial Statements (Unaudited)	11

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30.	December 31,
	2009	2008
	(Unaudited)
ASSETS

Rental Property
Land	$25,532,099	$24,665,981
Buildings	112,332,212	108,521,600
Improvements	2,303,291	2,216,586
Equipment	265,696	105,429
	140,433,298	135,509,596
Less - accumulated depreciation	(5,178,181)	(2,940,478)
Net Investment in Rental Property	135,255,117	132,569,118

Cash and Cash Equivalents	624,095	278,817
Current Rents Receivable, Net of Allowance for Doubtful Accounts of
$270,682 as of September 30, 2009 and $130,524 as of December 31, 2008	1,428,335	521,540
Prepaid Expenses	141,535	187,759
Deferred Financing Costs, Net	2,260,560	2,573,184
Total Assets	$139,709,642	$136,130,418

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Mortgages Payable	$119,118,577	$115,377,702
Accounts Payable	3,732,571	4,675,622
Net VAT Payable	9,161	101,722
Accrued Expenses and Other Liabilities	82,852	81,499
Accrued Interest	7,259,751	3,512,371
Accrued Interest - Related Parties	802,005	312,217
Income Taxes Payable	346,634	113,947
Loans Payable - Related Parties	1,786,662	1,774,449
Loans Payable - Other	52,181	211,455
Notes Payable - Related Parties	6,699,562	6,472,295
Convertible Notes	379,848	426,000
Rents Received in Advance	850,003	409,070
Deferred Income Taxes	1,133,704	1,175,358
Total Liabilities	142,253,511	134,643,707

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 1,000,000 shares authorized; 1,000 shares issued and outstanding	1	1
Common Stock, $0.001 par value; 300,000,000 shares authorized; 150,208,861 shares issued and outstanding	150,209	150,209
Additional Paid-In Capital	22,282,703	22,282,703
Accumulated Other Comprehesive Loss	(569,877)	(373,061)
Accumulated Deficit	(24,975,155)	(21,141,391)
Total RIIC Stockholders' Equity (Deficit)	(3,112,119)	918,461
Non-controlling Interests, Preferred Stock of Subsidiaries	568,250	568,250
Total Stockholders' Equity (Deficit)	(2,543,869)	1,486,711

Total Liablities and Stockholders' Equity (Deficit)	$139,709,642	$136,130,418
The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
REVENUES
Base Rents	$2,687,065	$3,463,990	$7,487,213	$9,477,260
Real Estate Services	30,416	63,220	174,723	329,693
Other Income	228,167	202,304	1,294,392	1,422,927
	2,945,648	3,729,514	8,956,328	11,229,880

EXPENSES
Operating Services	831,924	864,091	2,511,732	2,582,458
Real Estate Taxes	65,088	54,894	148,285	166,256
General and Administrative	482,756	753,596	1,938,295	2,401,340
Depreciation	632,620	793,096	1,999,842	2,399,221
Fair Value Adjustment on Property	-	1,941,239	-	1,941,239
Total Expenses	2,012,388	4,406,916	6,598,154	9,490,514

OPERATING INCOME (LOSS)	933,260	(677,402)	2,358,174	1,739,366

OTHER INCOME (EXPENSES)
Interest Income	-	(2)	-	325
Interest Expense	(2,005,328)	(2,350,689)	(5,680,507)	(6,677,384)
Amortization - Deferred Financing Costs	(131,656)	(136,208)	(377,473)	(411,821)
Currency Gain (Loss)	(2)	57,709	(87)	58,082
Change in Value of Derivative Liabilty	-	-	-	2,313,130
Loss on Debt Modification	-	-	-	(1,416,852)
Amortization - Debt Discount	-	-	-	(541,096)
	(2,136,986)	(2,429,190)	(6,058,067)	(6,675,616)

Loss Before Income Taxes	(1,203,726)	(3,106,592)	(3,699,893)	(4,936,250)

Provision for Income Taxes	39,834	14,069	133,871	100,909

NET LOSS	$(1,243,560)	$(3,120,661)	$(3,833,764)	$(5,037,159)

NET LOSS PER
COMMON SHARE:
Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Weighted Average Common Shares Outstanding:
Basic and diluted	150,208,861	150,208,861	150,208,861	150,208,861

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,833,764)	$(5,037,159)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,999,842	2,399,221
Currency Loss (Gain)	87	(58,082)
Amortization - Deferred Financing Costs	377,473	411,821
Provision for Doubtful Accounts	140,158	66,024
Deferred Income Tax	(41,654)	(81,813)
Change in Value of Derivative Liability	-	(2,313,130)
Loss on Debt Modification	-	1,416,852
Fair Value Adjustment on Property	-	1,941,239
Amortization - Debt Discount	-	541,096
Other	-	2,267

Changes in operating assets and liabilities
(Increase) Decrease in:
Current Rents Receivable	(959,246)	(467,078)
Prepaid Expenses	49,474	(1,409)
Deposits	-	150,783
Other Receivables	-	(182,551)
Net VAT Receivable	-	203,177
Income Tax Receivable	-	165,021
Increase (Decrease) in:
Accounts Payable	(1,037,156)	(23,980)
Net VAT Payable	(90,049)	35,313
Accrued Expenses and Other Liabilities	(1,413)	57,303
Accrued Interest	3,394,688	2,082,118
Accrued Interest - Related Parties	448,521	-
Income Taxes Payable	214,213	28,799
Rents Received in Advance	399,572	12,886
Net cash provided by operating activities	1,060,746	1,348,718

CASH FLOWS FROM INVESTING ACTIVITIES
Property Acquired	(154,967)	(155,763)
Advance Payment on Property Purchase	-	(680,100)
Net cash used in investing activities	(154,967)	(835,863)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Mortgages Payable	(290,831)	(921,999)
Payments on convertible notes	(46,152)	-
Proceeds from loans payable -related parties	596,780	286,727
Payments on loans payable - related parties	(643,706)	-
Proceeds from loans payable -other	-	296,665
Payments on loans payable - other	(156,149)	(141,450)
Net cash used in financing activities	(540,058)	(480,057)

Net increase in cash and cash equivalents	365,721	32,798

Adjustment for change in exchange rate	(20,443)	(20,574)

Cash and cash equivalents, beginning of period	278,817	176,765

Cash and cash equivalents, end of period	$624,095	$188,989

The accompanying notes to cosolidated financial statements are an integral part of these statements.

Table of Content

ROYAL INVEST INTERNATERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR
Interest	$1,837,298	$4,595,266
Taxes	$19,294	$121,636

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts Receivable Settled with Amounts Due to Related Parties	$-	$747,999
Accrued Interest Classified to Amounts Due to Related Parties	$-	$287,332

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED) AND THE YEAR ENDED DECEMBER 31, 2008

									Non-controlling
						Accumulated		Total	Interests
					Aditional	Other		RIIC	Preferred	Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Stock of	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)	Subsidiaries	Equity (Deficit)

Balance at December 31, 2007	1,000	$1	150,208,861	$150,209	$22,282,703	$234,828	$(4,821,892)	$17,845,849	$593,726	$18,439,575

Components of Comprehensive Loss:

Foreign Currency Translation						(607,889)		(607,889)	(25,476)	(633,365)

Net Loss for the Year Ended December 31, 2008							(16,319,499)	(16,319,499)		(16,319,499)

Total Comprehensive Loss								(16,927,388)		(16,952,864)

Balance at December 31, 2008	1,000	1	150,208,861	150,209	22,282,703	(373,061)	(21,141,391)	918,461	568,250	1,486,711

Components of Comprehensive Loss:

Foreign Currency Translation						(196,816)		(196,816)		(196,816)

Net Loss for the Nine Months Ended
September 30, 2009							(3,833,764)	(3,833,764)		(3,833,764)

Total Comprehensive Loss								(4,030,580)		(4,030,580)

Balance at September 30, 2009 (Unaudited)	1,000	$1	150,208,861	$150,209	$22,282,703	$(569,877)	$(24,975,155)	$(3,112,119)	$568,250	$(2,543,869)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization
Royal Invest International Corp., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), owns, operates and manages real estate, in Europe. At September 30, 2009 and December 31, 2008, the Company owned 18 properties. The properties aggregate approximately 88,077 square meters (approximately 948,053 square feet), which are comprised of office buildings and business centers.  The properties are located in Germany and the Netherlands.

Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of September 30, 2009, and for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles and in accordance with the instructions for Form 10-Q and Item 210.8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 2009, the consolidated results of operations for the three and nine months ended September 30, 2009 and 2008 and the consolidated cash flows for the nine months ended September 30, 2009 and 2008.  The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Changes in Classifications
In December 2007, the FASB issued SFAS No. 160, '“Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB N0. 51”, which effective July 1, 2009 (see Note 3), is incorporated in FASB ASC (“Accounting Standards Codification”) Topic 810, “Consolidation.”. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes.  The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity.  The amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary is initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The Company adopted these provisions effective January 1, 2009 and as a result, reclassified the preferred stock in subsidiaries, representing non-controlling interests, to the equity section of the balance sheet. The preferred shares do not have interests, with the exception of the possible payment of dividends, in the income or loss of the Company.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $3,833,764 for the nine months ended September  30, 2009, has an accumulated deficit of $24,975,155 at September 30, 2009, and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
SEPTEMBER 30, 2009
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

Foreign Currency Translation,
The Company considers the EURO (“€”) to be its functional currency. Assets and liabilities were translated into US dollars (“US$”) as of September 30, 2009 and December 31, 2008 at the period end exchange rates of € 1.00 to US $1.4592 and € 1.00 to US $1.4097, respectively. Statement of Operations amounts for the nine months ended September 30, 2009 and 2008 were translated using the average rates during the periods of € 1.00 to US $1.36685 and € 1.00 to US $1.52254, respectively.

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
SEPTEMBER 30, 2009
(UNAUDITED)

 NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Value
Effective January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements” (SFAS 157), currently FASB ASC Topic 820, “Fair Value Measurements and Disclosures”. The pronouncement clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value.  At September 30, 2009 and December 31, 2008, there are no assets or liabilities that are measured at fair value on a recurring basis.

Recent Accounting Pronouncements

Effective July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, the Company adopted new authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

FASB ASC Topic 320, “Investments - Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments - Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

 NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)
FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.”

FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective on January 1, 2009 (see Note 1).

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

 NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Company’s financial statements beginning October 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

FASB ASC Topic 855 “Subsequent Events”, formerly SFAS No. 165, “Subsequent Events” issued in May 2009, provides guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Company adopted ASC Topic 855 on a prospective basis effective April 1, 2009. The Company evaluated events between the end of the most recent quarter, September 30, 2009, and November 19, 2009, the date the consolidated financial statements were issued.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

The Company accounts for the fair value of the conversion feature of its convertible notes in accordance with FASB ASC Topic 815 “Derivatives and Hedging”, formerly SFAS No. 133 “Accounting For Derivative Instruments And Hedging Activities” and EITF Issue No. 00-19 “Accounting For Derivative Financial Instruments Indexed To And Potentially Settled In A Company’s Own Stock” which requires the Company to bifurcate and separately account for the conversion features as embedded derivatives contained in the Company’s convertible notes. Pursuant to ASC Topic 815, the Company bifurcated the fair value of the conversion feature from the convertible notes, since the conversion features were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion feature is an event outside of the control of the Company, the Company recorded the fair value of the conversion feature as either short-term or long-term liabilities (based on the underlying term of the notes) as it was assumed that the Company would be required to net-cash settle the underlying securities. The Company is required to carry these embedded derivatives on its balance sheet at fair value and unrealized changes in the values of these embedded derivatives are reflected in the consolidated statement of operations.

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

On October 9, 2007, the board of directors approved the issuance of a 6% approximately US $141,000 (€ 100,000) convertible promissory note which can be converted prior to October 9, 2010 at the option of the holder into shares of common stock at a fixed conversion price of $1.25 per share. During the quarter ended March 31, 2009, approximately US $55,000 (€ 35,000) was paid on the note. The balance outstanding at September 30, 2009 is US $94,848 (€ 65,000).

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

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 5 – MORTGAGES PAYABLE

The Company has mortgages which are collateralized by most of the Company’s rental properties. As of September 30, 2009 and December 31, 2008 all of the Company’s properties, with a total book value of approximately US $135 million and US $133 million respectively, are encumbered by the Company’s mortgages. Payments on mortgages are generally due in quarterly installments of principal and interest, or interest only.

The Company’s properties are primarily mortgaged through a € 100,000,000 financing agreement with the Bank of Scotland. The terms call for a pay down based on a percentage of the outstanding amount utilized (1.25% in year 1; 1.50% in years 2 & 3; 2.0% in years 4, 5 & 6) with maturity at 6 years from the initial drawdown which was December 27, 2007. Interest is due quarterly at Euribor + 1.32%. The agreement contains customary financial covenants which the Company is not in compliance with as of September 30, 2009. The amount outstanding at September 30, 2009 and December 31, 2008 is US $115,194,790 (€ 78,943,798) and US $111,287,072 (€ 78,943,798), respectively. The remaining amount of the facility at € 20,310,100 can be used for financing other properties (85% LTV/LTC). The mortgage is currently in default and as of September 2009 approximately US $7,124,690 (€ 4,882,600) of interest due is in arrears.

The Company has an additional mortgage payable to SNS Bank. The amount outstanding on this mortgage at September 30, 2009 and December 31, 2008 is US $3,923,787 (€ 2,688,999) and US $4,090,630 (€ 2,901,774), respectively. The SNS Bank Mortgage is payable in monthly installments of $22,335. The mortgage bears a variable interest rate (monthly Euribor + 2%). The mortgage is collateralized by the land and buildings. The mortgage is currently in default as the balloon payment due at maturity was not paid.  The Company continues to make monthly payments.  The Company is currently in negotiations with SNS Bank to refinance the mortgage.

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

*  Bank of Scotland Facility

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 6 - TENANT LEASES

At September 30, 2009 and December 31, 2008, the Properties are leased to tenants under various operating leases expiring through 2023. The leases provide for annual base rents and the pass-through of charges for electrical usage. On an ongoing basis lease contracts are renegotiated and extended.

At December 31, 2008 future minimum rentals to be received under non-cancelable operating leases over the next five years were as follows:

Year	Amount
2009	$10,050,550
2010	5,573,359
2011	4,836,528
2012	4,201,137
2013	3,231,920

Total	$27,893,494

NOTE 7 – INCOME TAXES

Income tax expense consists of the following:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current
United States	$--	$--	$--	$--
Foreign	28,370	41,097	175,525	182,722
	28,370	41,097	175,525	182,722

Deferred
United States	-	--	-	--
Foreign	11,464	(27,028)	(41,654)	(81,813)
	11,464	(27,028)	(41,654)	(81,813)

Totals	$39,834	$14,069	$133,871	$100,909

Pre-tax income (loss) consisted of the following:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

United States	$13,393	$(202,665)	$(269,492)	$(47,810)
Foreign	(1,217,119)	(2,903,927)	(3,430,401)	(4,888,440)
	$(1,203,726)	$(3,106,592)	$(3,699,893)	$(4,936,250)

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 7 – INCOME TAXES (Continued)

The income tax expense differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

United States Statutory Corporate Income Tax Rate	(34.0)%	(34.0)%	(34.0)%	(34.0)%
Permanent Differences	--%	--%	--%	--%
Change in Valuation Allowance on Deferred Tax Assets	34.0%	34.0%	34.0%	34.0%
Effect of Foreign Earnings, Net of Allowable Credits	3.3%	0.4%	3.6%	2.0%
Income Tax	3.3%	0.4%	3.6%	2.0%

The components of deferred tax assets (liabilities) at September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
	(Unaudited)

Deferred Tax Assets (Liabilities) – Long Term
Net Operating Losses	$830,000	$739,000
Property	(1,133,704)	(1,175,358)

Valuation Allowance	(830,000)	(739,000)

Net Deferred Tax Liability	$(1,133,704)	$(1,175,358)

The Company has established a full valuation allowance on its deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by approximately $91,000 and $71,000 in the nine months ended September 30, 2009 and the year ended December 31, 2008.

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

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 and 300,000,000 shares of common stock, par value $0.001 per share.   At September 30, 2009 and December 31, 2008 there were 1,000 shares of preferred stock and 150,208,861 common shares issued and outstanding.  The preferred shareholders have the right to appoint one member to the Board of Directors and the right to request the Board of Directors to call for a shareholders’ meeting. The preferred shares were issued in conjunction with the MTMN B.V. property acquisition.

NOTE 9 – RELATED PARTY TRANSACTIONS

At September 30, 2009 and December 31, 2008, the Company had loans payable to related parties of US $1,786,662 and US $ 1,774,449, respectively, of which US $1,388,756 and US $1,344,465, respectively, was payable to two note holders.  The US $1,388,756 at September 30, 2009, is payable on demand and bears interest at 8%.

Effective October 22, 2008, the shareholders approved the appointment of Mr. Lambert Kassing as the new Managing Director of RIE and RIDS.  Mr. Kassing is to provide management services to the Company, as defined in the agreement, for compensation of €15,000 (approximately US $22,000) per month, commencing October 22, 2008, for an indefinite period (with a minimum term of one year),  subject to one month written notice by either party. The Company incurred US $185,000 in expense under this agreement during the nine months ended September 30, 2009

On October 22, 2008, the Company entered into a new Legal Services Agreement with SEC ATTORNEYS LLC in which Jerry Gruenbaum, the CEO of the Company is the Managing Member.  Under said Legal Services Agreement, the Company agreed to pay SEC ATTORNEYS LLC €12,500 (approximately US $18,000) per month for one year and thereafter for an indefinite period subject to one month written notice by either party to provide legal service to the Company and to provide a CEO and CFO for the Company. The new agreement is effective December 1, 2008. The Company incurred approximately US $148,000 in expense under this agreement in the nine months ended September 30, 2009 and approximately US $157,000 under a similar agreement in the nine months ended September 30, 2008. There is approximately US $350,000 and US $200,000 payable as of September 30, 2009 and December 31, 2008.

On May 25, 2007 the Company entered into a Consulting Agreement with ECM Participations B.V. [formerly ECM Hoff B.V.] in which the then Managing Director of the Company's subsidiary Royal Invest Europe B.V. is a shareholder, to secure financing for the Company and to fund its planned acquisitions.  ECM was to be paid up to a 2% finders fee for securing funding from a bank, and up to 8% finder's fee for securing funding from investors for the Company. The Company incurred a fee of approximately € 1,594,000 (US $2,352,000) upon the successful completion of funding with the Bank of Scotland. Effective May 20, 2008, the Company and ECM mutually agreed to cancel the Consulting Agreement as it relates to future funding arrangements.  Commissions earned prior to the effective date of the cancellation agreement are due and payable to ECM. At September 30, 2009, € 157,322 (US $230,000) is outstanding.

Loans totaling US $322,520 and US $317,965 at September 30, 2009 and December 31, 2008 are unsecured and bear a variable interest rate (Eurobor + 2%).

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 10 – LOANS PAYABLE - OTHER

In August 2008, the Company borrowed € 150,000 (US $218,880 and US $211,455 at September 30, 2009 and December 31, 2008, respectively) from an unrelated party. The loan is unsecured, bears interest at 6% per annum and was due August 2009.  Through September 30, 2009, the Company has paid € 114,240 (US $166,699) on the loan.  The note is past due.  The balance at September 30, 2009 is € 35,760 (US $52,181).

NOTE 11 – NON-CONTROLLING INTEREST

The Company’s subsidiary, Royal Invest Europe B.V., has non-cumulative preference shares outstanding valued at € 166,500 (US $242,957) which are owned by minority shareholders.  The shareholders are entitled to 6% of the nominal value of these shares annually (approximately US $15,000) payable from the profits of RIE. No amount is payable if RIE’s operations result in a loss.

The Company’s subsidiary, Alfang B.V., has non-cumulative preference shares outstanding valued at € 224,000 (US $326,861) which are owned by minority shareholders.  The shareholders are entitled to 6% of the nominal value of these shares annually (approximately US $20,000) payable from the profits of Alfang B.V.  No amount is payable if Alfang B.V.’s operations result in a loss.

The Company’s subsidiary, AmogB B.V., has non-cumulative preference shares outstanding valued at € 12,600 (US $18,386) which are owned by minority shareholders.  The shareholders are entitled to 6% of the nominal value of these shares annually (approximately US $1,000) payable from the profits of AmogB B.V. No amount is payable if AmogB B.V.’s operations result in a loss.

NOTE 12 - COMMITTMENTS AND CONTINGENCIES

On or about June 19, 2007 the Company signed a Contract with Bloemers Onroerend Goed B.V. (“Bloemers”) to purchase a commercial warehouse and office building known as J.C.Beetslaan 153 at 2131 AL Hoofddorp, the Netherlands for € 6,500,000 (US $9,163,000), € 6,000,000 (US $8,458,000) in cash and € 500,000 (US $704,850) in Company common stock.  In addition the Company will pay any real estate transfer tax and notary transfer expenses.  This binding contract required the property to be transferred by October 1, 2007.  While awaiting new equity funding, the transfer has been postponed until December 1, 2008. In connection with the postponement of the acquisition to December 1, 2008, the Company has agreed to make a deposit of € 500,000 (US $704,850) which will be forfeited if the closing does not take place and to pay a fee of 7% of the € 6,000,000 (US $8,458,000) financing on a monthly basis less applicable rental income received. In addition the Company has agreed to reimburse Bloemers for the interest incurred on the property loans and certain other operating costs until the deal is closed. As at December 31, 2008, the Company paid € 446,688 (US $629,696) of the deposit and incurred an expense of € 487,684 (US $717,549) for the fee, of which € 454,825 (US $641,167) has been paid. Additionally, during 2008, the Company has paid € 293,016 (US $431,126) in interest and accrued € 300,000 (US $441,402) in other operating costs. In the fourth quarter of 2008, due to the current economic climate, the Company charged the deposit to operations and at December 31, 2008, there is a balance due for the fee and deposit of €86,171 (US $121,475). In the nine months ended September 30, 2009, the Company paid US $430,558 (€ 315,000) in interest and US $139,420 (€ 102,000) in other operating costs.

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
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 12 - COMMITTMENTS AND CONTINGENCIES (Continued)

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

If the Company makes these payments timely, Stadekroon BV will release the Company from any and all liabilities that have arisen from the purchase agreement dated May 26, 2008. If any payment is not made on or before its due date, the original penalty of € 1,375,000 (approximately US $1,816,000) net of the payments already made by the Company will be immediately due and payable.  Through September 30, 2009, the Company has made the required payments.

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

On July 19, 2007 through our subsidiary Royal Invest Europe B.V. we acquired the shares of Rico Staete B.V. which owns a commercial real estate property located at Tackenweide 48, in Emmerich, Germany, consists of approximately 9.005 m2 rentable floor surface business accommodation as well as 1.478 m2 rentable floor surface office space.   In December 18, 2007 we acquired a new subsidiary called Vastgoed Beleggings Mij. Bunnik I B.V.   Thereafter, Royal Invest Europe B.V., our subsidiary transfered Royal Invest Germany Properties 1 B.V.,a subsidiary of Royal Invest Europe B.V. to our subsidiary Vastgoed Beleggings Mij. Bunnik I B.V.  With the addition of Vastgoed Beleggings Mij. Bunnik I B.V., we have a total of three subsidiaries in the Netherlands, including Royal Invest Europe B.V., and Royal Invest Development and Services B.V.  Vastgoed Beleggings Mij. Bunnik I B.V. has filed with the Chamber of Commerce at The Hague allowing it to use the trade name Royal Invest Europe 2.

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

Cash Flow from Operating Activities

Net cash provided by operating activities decreased from $1,348,718 for the nine months ended September 30, 2008 to $1,060,746 for the nine months ended September 30, 2009.  The decrease is primarily the result of a decrease in net loss from $(5,037,159) for the nine months ended September 30, 2008 to $(3,833,764) for the nine months ended September 30, 2009, an increase in change in value of derivative liability from $(2,313,130) for the nine months ended September 30, 2008 to $0 for the nine months ended September 30, 2009,  a decrease in loss on debt modification from $1,416,852 for the nine months ended September 30, 2008 to $0 for the nine months ended September 30, 2009, a decrease in the fair value adjustment on property from $1,941,239 for the nine months ended September 30, 2008 to $0 for the nine months ended September 30, 2009, a decrease in amortization - debt discount from $541,096 for the nine months ended September 30, 2008 to $0 for the nine months ended September 30, 2009, an decrease in accounts payable from $(23,980) for the nine months ended September 30, 2008 to $(1,037,156) for the nine months ended September 30, 2009, an increase in accrued interest from $2,082,118 for the nine months ended September 30, 2008 to $3,394,688 the nine months ended September 30, 2009, and an increase in accrued interest - related party from $0 for the nine months ended September 30, 2008 to $448,521 for the nine months ended September 30, 2009.

Cash Flow from Investing Activities

Net cash used in investing activities decreased from $(835,863) for the nine months ended September 30, 2008 to ($154,967) for the nine months ended September 30, 2009.

Cash Flow from Financing Activities

Net cash used in financing activities increased  from $(480,057) for the nine months ended September 30, 2008 to ($540,058) for the nine months ended September 30, 2009.  The decrease is primarily the result of an decrease on payments on mortgage payable from $(921,999) for the nine months ended September 30, 2008 to ($290,831) for the nine months ended September 30, 2009,  an increase in proceeds from loan payable - related party from $286,727 for the nine months ended September 30, 2008 to $596,780 for the nine months ended September 30, 2009,  an increase in payment on loans payable - related parties from $0 for the nine months ended September 30, 2008 to $(643,706) for the nine months ended September 30, 2009, a decrease in proceeds from loans payable - other from $296,665 for the nine months ended September 30, 2008 to $0 for the nine months ended September 30, 2009.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were $624,095 on September 30, 2009.

Property Transactions

Acquisitions

During the quarter ended September  30, 2009, we had no property acquisitions.

         Dispositions

                 During the quarter ended September 30, 2009, we had no property disposition.

Table of Content
RESULTS OF OPERATIONS

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO SEPTEMNBER 30, 2008

This section includes our actual results of operations for the quarter ended and nine months ended September 30, 2009 and 2008.  As of December 31, 2007, we owned wholly 18 commercial properties.  We generate substantially all of our operating income from property operations.

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$2,945,648	$3,729,514	$8,956,328	$11,229,880

Operating Services	831,924	864,091	2,511,732	2,582,458
Real Estate Taxes	65,088	54,894	148,285	166,256
General and Administrative	482,756	753,596	1,938,295	2,401,340
Depreciation	632,620	793,096	1,999,842	2,399,221
Fair Value Adjustment on Property	-	1,941,239	-	1,941,239

Operting Income (Loss)	933,260	(677,402)	2,358,174	1,739,366

Net Other Income (Expenses)	(2,136,986)	(2,429,190)	(6,058,067)	(6,675,616)

Loss Before Income Taxes	(1,203,726)	(3,106,592)	(3,699,893)	(4,936,250)
Provision for Income Taxes	39,834	14,069	133,871	100,909
Net Loss	$(1,243,560)	$(3,120,661)	$(3,833,764)	$(5,037,159)

Our net loss for the three months ended September 30, 2009 and 2008 was $(1,243,560), and $(3,120,661), respectively.  Revenues decreased from $3,729,514 for the quarter ended September 30, 2008 to $2,945,648 for the quarter ended September 30, 2009.   Our net loss for the nine months ended September 30, 2009 was $(3,833,764) and for the nine months ended September 30, 2008 was $(5,037,159).  Revenues decreased from $11,229,880 for the nine months ended September 30, 2008 to $8,956,328 for the nine months ended September 30, 2009.

Rental Income and Tenant Reimbursements

Rental income from continuing operations for the quarter ended September 30, 2009 and 2008 were $2,687,065 and $3,643,990, respectively.  Rental income from continuing operations for the nine months ended September 30, 2009 and 2008 were $7,487,213 and $9,477,260, respectively.

General and Administrative Expenses

General and administrative expenses from continuing operations for the quarter ended September 30, 2009 and 2008 were $482,756 and $753,596, respectively.  General and administrative expenses from continuing operations for the nine months ended September 30, 2009 and 2008 were $1,938,295 and $2,401,340, respectively.

Table of Content

Property Taxes

Property taxes from continuing operations for the quarter ended September 30, 2009 and 2008 were $65,088 and $54,894, respectively.  Property taxes from continuing operations for the nine months ended September 30, 2009 and 2008 were $148,285 and $166,256, respectively.

Depreciation

Depreciation expense from continuing operations for the quarter ended September 30, 2009 and 2008 were $632,620 and $793,096, respectively.   Depreciation expense from continuing operations for the nine months ended September 30, 2009 and 2008 were $1,999,842 and $2,399,221, respectively.

Interest Expense

Interest expense from continuing operations for the quarter ended September 30, 2009 and 2008 were $2,005,328 and $2,350,689, respectively.  Interest expense from continuing operations for the nine months ended September 30, 2009 and 2008 were $5,680,507 and $6,677,384, respectively.

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

ITEM 4    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of September 30, 2009, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2009.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009.  In making this assessment, management used the criteria established in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of September 30, 2009.

Changes in Internal Control Over Financial Reporting- There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The Company has not sold any equity securities during the quarter ended September 30, 2009.  Information with respect to previously reported sales prior to July 1, 2009 may be found in the Company’s prior filings.

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

The Company’s properties are primarily mortgaged through a € 100,000,000 financing agreement with the Bank of Scotland. The terms call for a pay down based on a percentage of the outstanding amount utilized (1.25% in year 1; 1.50% in years 2 & 3; 2.0% in years 4, 5 & 6) with maturity at 6 years from the initial drawdown which was December 27, 2007. Interest is due quarterly at Euribor + 1.32%. The agreement contains customary financial covenants which the Company is not in compliance with as of September 30, 2009. The amount outstanding at September 30, 2009 and December 31, 2008 is US $115,194,790 (€ 78,943,798) and US $111,287,072 (€ 78,943,798), respectively. The remaining amount of the facility at € 20,310,100 can be used for financing other properties (85% LTV/LTC). The mortgage is currently in default and as of September 2009 approximately US $7,124,690 (€ 4,882,600) of interest due is in arrears.

The Company has an additional mortgage payable to SNS Bank. The amount outstanding on this mortgage at September 30, 2009 and December 31, 2008 is US $3,923,787 (€ 2,688,999) and US $4,090,630 (€ 2,901,774), respectively. The SNS Bank Mortgage is payable in monthly installments of $22,335. The mortgage bears a variable interest rate (monthly Euribor + 2%). The mortgage is collateralized by the land and buildings. The mortgage is currently in default as the balloon payment due at maturity was not paid.  The Company continues to make monthly payments.  The Company is currently in negotiations with SNS Bank to refinance the mortgage.

ITEM 4             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter of the year ended September 30, 2009.

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

10.2
 Transfer of Royal Invest Germany Properties 1 B.V.,by Royal Invest Europe B.V. to Vastgoed Beleggings Mij. Bunnik I B.V. dated December 18, 2007, incorporated by reference to the Registrant's Curent Report on Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2008.

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

ROYAL INVEST INTERNATIONAL CORP.
(Registrant)

Date: November 19, 2009	By: /s/ JERRY GRUENBAUM
Jerry Gruenbaum
Chief Executive Officer and

Date: November 19, 2009	By: /s/ NATHAN LAPKIN
Nathan Lapkin
President and Chief Financial Officer
and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Jerry Gruenbaum	Jerry Gruenbaum	CEO & Chairman	November 19, 2009
of the Board

/s/Nathan Lapkin	Nathan Lapkin	President, CFO,	November 19, 2009
& Director