Form 10-K
period 2009-12-31
ROYAL INVEST INTERNATIONAL CORP.
filed 2010-04-15
CIK 1079574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number 000-27097

ROYAL INVEST INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0215778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

980 Post Road East, 2nd Floor
Westport. Connecticut, USA	06880
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code (203) 557-3845

595 Fifth Avenue, 4th Floor
New York, New York 10017
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
Yes  No ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes      No  ☒

                    As of April 14, 2010, the aggregate market value of the Registrant’s voting and none-voting common stock held by non-affiliates of the registrant was approximately: $3,164,827 at $0.25 price per share, based on the closing price of on the OTC Bulletin Board.  As of April 15, 2010, there were 150,208,861 shares of common stock of the registrant issued and outstanding.

                     Documents Incorporated by Reference:  None

ROYAL INVEST INTERNATIONAL CORP.

FORM 10-K

Table of Content

PART I

ITEM 1           BUSINESS

Introduction

FORWARD-LOOKING STATEMENTS. This annual report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. In addition, the Company (Royal Invest International Corp, a Delaware corporation) may from time to time make oral forward-looking statements.  Actual results are uncertain and may be impacted by many factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to revenues, expenses and operating results include without limitation; cycles of customer orders, general economic and competitive conditions and changing customer trends, technological advances and the number and timing of new product introductions, shipments of products and components from foreign suppliers, and changes in the mix of products ordered by customers. As a result, the actual results may differ materially from those projected in the forward-looking statements.

Because of these and other factors that may affect the Company’s operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Unless the context indicates otherwise, the terms “Company,” “Corporate”, “Royal Invest,” and “we” refer to Royal Invest International Corp. and its subsidiaries. Our executive offices are located at 980 Post Road East, 2nd Floor, Westport, Connecticut 06880 our office in The Netherlands is located at Kruisweg 859, 2132 NG Hoofddorp.

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

On December 6, 2004 we changed our name to ICBS International Corp., reversed split all our issued shares on a five for one basis, and acquired Inter Canadian Business Services Ltd. also known as Service D’affaires Inter Canadian Ltee of Westmont, Quebec, Canada including its subsidiary Puritan Securities, Inc. of New York, New York, an SEC registered broker-dealer and a member of FINRA for 86,173,987 newly issued shares subject to voting restrictions and performance conditions.  On February 14, 2005 the acquisition of Inter Canadian Business Services Ltd. was cancelled, and we acquired back Puritan Securities, Inc. of New York, New York for 17,909,507 newly issued shares.  These shares were not subject to any voting restrictions or performance conditions.  In addition all our outstanding Class A Special Voting Shares were converted to common and the series was eliminated.  On May 9, 2005 we acquired and merged into Wah King Invest Corp., a Delaware corporation in a corporate reorganization.  In addition, we reversed split all our issued shares on a ten for one basis.  On November 15, 2005 a majority of our shareholders of record by special meeting of the shareholders approved the sale of our subsidiary Puritan Securities, Inc. to Blue Ribbon International Corp., an OTC publicly traded company that thereafter changed its name to Puritan Financial Group, Inc. (hereinafter “Puritan Financial”) for 37,500,000 preferred shares of Puritan Financial which were converted to 7,500,000 common shares of Puritan Financial after a 5 to 1 reverse split.  On November 15, 2005 we issued the Puritan Financial shares as a stock dividend to our shareholders of record on November 21, 2005.

On January 26, 2007 our business focus changed.  On that date we began negotiations for the acquisition of properties and building facilities in The Netherlands and Germany.  As a consequence of the change, we changed our name to our current name Royal Invest International Corp.

Table of Content

On July 19, 2007 through our subsidiary Royal Invest Europe B.V. we acquired the shares of Rico Staete B.V. for €1,038,969 (approximately $1,412,998 USD) which owns a commercial real estate property located at Tackenweide 48, in Emmerich, Germany, consists of approximately 9.005 m2 rentable floor surface business accommodation as well as 1.478 m2 rentable floor surface office space.  The property is currently leased to Vink Kunststoffe GmbH to December 31, 2008 plus a 5 years additional option for €383,468.88 (approximately $513,848 USD) rent per year.  The property is appraised at €4,750,000 (approximately $6,460,000 USD).  The net property value was € 1,038,969 (approximately $1,412,998 USD).

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

In addition, periods of economic slowdown or recession, rising interest rates subject to cap limitations or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or in increased defaults under existing leases, which could adversely affect our financial condition, results of operations, cash flow, and ability to satisfy our debt service obligations.

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

       ● Commercial real property located at  Sloterweg 22, The Netherlands, situated on a 2,246 m2 site area (approximately 24,176 square feet), consisting of 2,680 m2 (approximately 28,817 square feet) rentable floor surface office space.

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

           ● Commercial real property located at Willemstraat 47, 67, 69 in Hengelo, The Netherlands situated on a 1,247 m2 site area (approximately 13,423 square feet), consisting  of 1,680 m2 rental floor surface (approximately 18,083 square feet) rentable floor surface office space.

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

A summary of the office buildings and business centers we own:
	Property		Total Lettable Floor Area (m2)	Rentable Floor Warehouse / Storage (m2)	Rentable Floor Business Accommod. (m2)	Rentable Floor Office Space (m2)	Total Site Area (m2)	Total Lettable Floor Area (ft2)	Rentable Floor Warehouse / Storage (ft2)	Rentable Floor Business Accommod. (ft2)	Rentable Floor Office Space (ft2)	Total Site Area (ft2)
Alfang BV	Hoofddorp	Kruisweg 855-859	1,881			1,881	4,470	20,246.9			20,246.9	48,114.7
Alfang BV	Hengelo	Willemstraat 47, 67 en 69	1,680			1,680	1,247	18,083.4			18,083.4	13,422.6
Alfang BV	Beverwijk	Parallelweg 29	2,975			2,975	4,808	32,022.6			32,022.6	51,752.9
Alfang BV	Alkmaar	Schinkelwaard 20	2,576			2,576	1,626	27,727.8			27,727.8	17,502.1
Alfang BV	Amsterdam	Zuidermolenweg 7	1,250			1,250	900	13,454.9			13,454.9	9,687.5
Amogb BV	Roermond	Productieweg 1	4,012			4,012	6,075	43,184.8			43,184.8	65,390.8
Amogb BV	Vianen	Stuartweg 2	5,005		1,885	3,120	12,366	53,873.4		20,290.0	33,583.4	133,106.5
Amogb BV	Amsterdam	Nieuwzeelandweg 10	1,851	635	996	220	5,865	19,924.0	6,835.1	10,720.9	2,368.1	63,130.3
RIE	Woerden	Edisonweg 9	775		0	775	762	8,342.0			8,342.0	8,202.1
RIE	Vianen	Mijlweg 7	3,472	593	652	2,227	3,918	37,372.3	6,383.0	7,018.1	23,971.2	42,173.0
RIE	Utrecht	Keulsekade 216	9,004		7,771	1,233	11,565	96,918.2		83,646.3	13,271.9	124,484.6
RIE	Lelystad	De Schans 1802	3,119	900	491	1,728	1,658	33,572.6	9,687.5	5,285.1	18,600.0	17,846.6
RIE	Alkmaar	De Berenkoog 53	2,010		1,334	676	2,995	21,635.5		14,359.1	7,276.4	32,237.9
RIE	Hilversum	Franciscusweg 8-10	11,816		1,550	10,266	12,129	127,186.4		16,684.1	110,502.3	130,555.5
RIE	Badhoevedorp	Sloterweg 22	2,680			2,680	2,246	28,847.3			28,847.3	24,175.7
RIE	Leeuwarden	Emmakade 59-60	5,150	617		4,533	2,234	55,434.1	6,641.3		48,792.8	24,046.6
RIE	Assen	Schepersmaat 4	18,338	400		17,938	39,344	197,388.6	4,305.6		193,083.0	423,495.3
RIGP1 BV	Emmerich	Tachenweide 12	10,483		9,005	1,478	13,646	112,838.1		96,929.0	15,909.1	146,884.3

		Total	88,077	3,145	23,684	61,248	127,854	948,052.9	33,852.5	254,932.4	659,268.0	1,376,208.9

Table of Content
Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings	25-50 years
Improvements	5-35 years
Equipment	5-10 years

Corporate Headquarters

The following properties are used in the operation of our business:

Our principal executive offices are located at 980 Post Road East, 2nd Floor, Westport, Connecticut 06880, in the United States of America.  Our principal administrative offices for our European operations are located at Kruisweg 859, 2132 NG Hoofddorp, The Netherlands.  We pay no rent at this time.

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

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2009.

Table of Content

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 31, 2009, there were approximately 115 shareholders of record of our common stock.  Our common stock currently is available for trading on the OTC:BB under the symbol “RIIC.”

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

	Three Months Ended
	March 31	June 30	September 30	December 31
2009
High	$0.60	$0.11	$0.11	$0.11
Low	$0.11	$0.10	$0.03	$0.03

2008
High	$1.80	$1.05	$1.26	$1.26
Low	$0.51	$0.13	$0.26	$0.15

Preferred Stock

The company has 1,000,000 shares of preferred stock authorized with a par value of $0.001.  1,000 shares are issued and outstanding to E.C.M. Hoff Holding BV.  The preferred shares have a right to appoint one member to the Board of Directors and the right to request the Board of Directors to call for a shareholders’ meeting.

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

Recent Sales of Unregistered Securities

The Company has not sold any shares during its current fiscal year ended December 31, 2009.  Information with respect to previously reported sales prior to January 1, 2008 may be found in the Company’s prior year filings.

ITEM 6.             SELECTED FINANCIAL DATA

                 The following table sets forth our selected financial data for 2009 and 2008.  The combined financial information is presented to provide a basis for discussion.  We have derived the statement of operations and balance sheet data for the years ended December 31, 2009 and 2008 from our audited financial statements.

Table of Content

NE
	Year Ended December 31,
	2009	2008
STATEMENTS OF OPERATIONS DATA
REVENUES
Base Rents	$9,837,602	$11,072,308
Other Income	1,741,898	1,779,264
Total revenues	11,579,500	12,851,572

EXPENSES
Operating Services	2,987,197	3,051,116
Real Estate Taxes	171,302	213,746
Fair Value Adjustment on Property	38,038,014	8,387,914
General and Administrative	3,380,090	6,401,361
Depreciation	2,640,782	2,997,725
Total expenses	47,217,385	21,051,862

OPERATING LOSS	(35,637,885)	(8,200,290)

OTHER INCOME (EXPENSES)
Interest Expense	(7,765,539)	(8,001,799)
Amortization - Deferred Financing Costs	(513,525)	(535,463)
Currency Gain (Loss)	(86)	102,121
Change in Value of Derivative Liabilty	-	2,313,130
Loss on Debt Modification	-	(1,416,852)
Amortization - Debt Discount	-	(541,096)
Net Other Income (Expenses)	(8,279,150)	(8,079,959)

Loss Before Income Taxes	(43,917,035)	(16,280,249)

Provision for Income Taxes	53,147	39,250

NET LOSS	$(43,970,182)	$(16,319,499)

NET LOSS PER COMMON SHARE - Basic and Diluted	$(0.29)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	150,208,861	150,208,861

BALANCE SHEET DATA
Land, buildings and amenities, net	93,239,921	132,569,118
Total assets	97,495,151	136,130,418
Mortgages and notes payable	124,032,521	121,849,997

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

Impairment and Valuation

Statement of Financial Accounting Standards Board (‘‘FASB’’) ASC (Accounting Standards Codification") Topic 360 “Impairment or Disposal of Long-Lived Assets,’’ specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If this review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures, interest rates and recent appraisals when available.  The capitalization rate used to determine property valuation is based on among others, the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

The mergers were accounted for using the purchase method of accounting in accordance with FASB ASC Topic 805 ‘‘Business Combinations.’’  Royal Invest Europe BV was treated as the purchasing entity.  For the merger, the portion of the assets and liabilities acquired from unaffiliated third parties was adjusted to reflect its fair market value.  That portion owned by affiliates of the Company was reflected at historical cost.

In accordance with FASB ASC Topic 805, we allocate the purchase price of each acquired investment property among land, buildings and improvements, other intangibles, including acquired above market leases, acquired below market leases and acquired in place lease origination cost which is the market cost avoidance of executing the acquired leases.  Allocation of the purchase price is an area that requires complex judgments and significant estimates.  We use information contained in third-party appraisals as the primary basis for allocating the purchase price between land and buildings.  A pro rata portion of the purchase price is allocated to the value of avoiding a lease-up period for acquired in-place leases.  The value of in-place leases is amortized to expense over the remaining initial term of the respective leases.  A portion of the purchase price is allocated to the estimated lease origination cost based on estimated lease execution costs for similar leases and considered various factors including geographic location and size of leased space.  We then evaluate acquired leases based upon current market rates at the acquisition date and various other factors including geographic location, size and the location of leased space within the property, tenant profile and the credit risk of the tenant in determining whether the acquired lease is above or below market.  After acquired leases are determined to be at, above or below market, we allocate a pro rata portion of the purchase price to any acquired above or below market lease based upon the present value of the difference between the contractual lease rate and the estimated market rate.  We also consider an allocation of purchase price to in-place leases that have a customer relationship intangible value.  The characteristics we consider in allocating these values include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant and the tenant’s credit quality and expectations of lease renewals.  We did not have any tenants with whom we have identified a developed relationship that we believe had any intangible value.

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

Cost Capitalization and Depreciation Policies

We review all expenditures and capitalize any item exceeding $2,500 deemed to be an upgrade or a tenant improvement with an expected useful life greater than one year.  Land, buildings and amenities are stated at cost.  Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets.  Buildings and improvements have estimated useful lives between 25-50 years, improvements have estimated useful lives of 5-35 years and amenities have estimated useful lives of 5-10 years.  Acquired above and below market leases are amortized on a straight-line basis over the life of the related leases as an adjustment to rental income.  Acquired in place lease origination cost is amortized over the life of the lease as a component of amortization expense.

Table of Content

Liquidity and Capital Resources

                 Our most liquid asset is our cash.  Operating income generated by the properties will be the primary source from which we generate cash.  Our main uses of cash will relate to capital expenditures, required payments of mortgages and notes payable, distributions and property taxes.

Cash Flow from Operating Activities

Net cash provided by operating activities decreased from $1,400,234 for the year ended December 31, 2008 to $822,367 for the year ended December 31, 2009.  The decrease is primarily the result of an increased loss from operating activities from ($16,319,499) for the year ended December 31, 2008 to ($43,970,182) for the year ended December 31, 2009, an increase in fair value adjustment on property from $8,387,914 for the year ended December 31, 2008 to $38,038,014 for the year ended December 31, 2009, the increase in change in value of derivative liability from ($2,313,130) for the year ended December 31, 2008 to $0 for the year ended December 31, 2009, the decrease on loss on debt modification from $1,416,852 for the year ended December 31, 2008 to $0 for the year ended December 31, 2009, the decrease on amortization - on debt discount from $541,096 for the year ended December 31, 2008 to $0 for the year ended December 31, 2009, and the decrease in accounts payable from $1,757,120 for the year ended December 31, 2008 to ($638,813) for the year ended December 31, 2009.

Cash Flow from Investing Activities

Net cash used in investing activities decreased from ($195,675) for the year ended December 31, 2008 to ($250,722) for the year ended December 31, 2009.  The decrease is primarily the result of a decrease in property acquired from $(195,675) for the year ended December 31, 2008 to ($250,722) for the year ended December 31, 2009.

Cash Flow from Financing Activities

Net cash used in financing activities increased from approximately ($791,435) for the year ended December 31, 2008 to ($163,115) for the year ended December 31, 2009.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, was $454,854 on December 31, 2009.

Property Transactions

Acquisitions

During the year ended December 31, 2009, we had no property acquisitions.

         Dispositions

                 During the year ended December 31, 2009, we had no property disposition.

Table of Content

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2009 AS COMPARED TO DECEMBER 31, 2008

This section includes our actual results of operations for the years ended December 31, 2009 and 2008.  As of December 31, 2009, we owned wholly 18 commercial properties.  We generate substantially all of our operating income from property operations.

	2009	2008

Revenues	$11,579,500	$12,851,572

Operating Services	2,987,197	3,051,116
Real Estate Taxes	171,302	213,746
Fair Value Adjustment on Property	38,038,014	8,387,914
General and Administrative Expenses	3,380,090	6,401,361
Depreciation	2,640,782	2,997,725

Operating Loss	(35,637,885)	(8,200,290)

Net Other Expenses	(8,279,150)	(8,079,959)
Loss Before Income Taxes	(43,917,035)	(16,280,249)

Provision for Income Taxes	53,147	39,250
Net Loss	$(43,970,182)	$(16,319,499)

Our net loss for the two years ended December 31, 2009 and 2008 was $43,970,182, and $16,319,499, respectively.

Rental Income and Tenant Reimbursements

Rental income from continuing operations for the years ended December 31, 2009 and 2008 were $9,837,602 and $11,072,308 respectively.  The decrease of $1,234,706, was primarily the result of the down turn in the commercial real estate market in the Netherlands.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2009 and 2008 were $3,380,090 and $6,401,361, respectively.  The decrease of $3,021,271 was primarily the result of reducing office expenses.

Table of Content

Property Taxes

Property taxes for the years ended December 31, 2009 and 2008 were $171,302 and $213,746 respectively.

Depreciation

Depreciation expense for the years ended December 31, 2009 and 2008 was $2,640,782 and $2,997,725 respectively.

Interest Expense

Interest expense for the years ended December 31, 2009 and 2008 was $7,765,539 and $8,001,799 respectively.

Table of Content

Contractual Obligations and Commercial Commitments

Following is an overview of the Company’s mortgages as of December 31, 2009:

		Principal Balance at
	Interest	December 31, 2009
Lender	Rate	in Euros	in Dollars****	Maturity
Bank of Schotland PLC	*	€79,324,022	$113,695,121	December 27, 2013
SNS Bank	**	2,621,051	3,756,752	Mature ***
		€81,945,073	$117,451,873

*	Variable Interest Rate (Quarterly Euribor + 1,32%).
**	Variable Interest Rate (Monthly Euribor + 2%).
***	Royal Invest Europe is currently negotiating with the Bank of Schotland to refinance this object under the terms of the current Facility Agreement
****	Currency exchange rate for December 31, 2009 EUR € to US $ = 1.4333

At December 31, 2009, the Properties are leased to tenants under operating leases with various expiring dates through 2022. The leases provide for annual base rents and the pass-through of charges for electrical usage.

Future minimum rentals to be received under non-cancelable operating leases over the next five years and in the aggregate are:

Year	Amount
2010	5,798,630
2011	3,632,861
2012	3,196,267
2013	2,202,788
2014	1,283,230
Thereafter	1,334,252

Total	$17,448,028

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
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Royal Invest International Corp.
Westport, Connecticut

We have audited the accompanying consolidated balance sheets of Royal Invest International Corp. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2009.  Royal Invest International Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Royal Invest International Corp. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company had a net loss of $43,970,182 for the year ended December 31, 2009, an accumulated deficit of $65,111,573 at December 31, 2009, is in default of one of the mortgages payable and related debt covenants at December 31, 2009, and there are existing uncertain conditions which the Company faces relative to its obtaining financing, and capital in the equity markets.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Meyler & Company, LLC

Middletown, NJ
April 15, 2010

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2009	2008
		(Restated)
ASSETS

Rental Property
Land	$24,636,955	$24,665,981
Buildings	71,605,830	108,521,600
Improvements	2,298,069	2,216,586
Equipment	320,493	105,429
	98,861,347	135,509,596
Less - accumulated depreciation	(5,621,426)	(2,940,478)
Net Investment in Rental Property	93,239,921	132,569,118

Cash and Cash Equivalents	454,854	278,817
Current Rents Receivable, Net of Allowance for Doubtful Accounts of $251,544 and $130,524 as of December 31, 2009 and 2008, respectively	1,446,172	521,540
Prepaid Expenses and Other Current Assets	229,699	187,759
Deferred Financing Costs, Net	2,088,497	2,573,184
Net VAT Receivable	36,008	-
Total Assets	$97,495,151	$136,130,418

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Mortgages Payable	$117,451,873	$115,377,702
Accounts Payable	4,097,371	4,675,622
Net VAT Payable	-	101,722
Accrued Expenses and Other Liabilities	18,633	81,499
Accrued Interest	8,201,549	3,512,371
Accrued Interest - Related Parties	946,232	312,217
Income Taxes Payable	274,369	113,947
Loans Payable - Related Parties	1,758,059	1,774,449
Loans Payable - Other	-	211,455
Notes Payable - Related Parties	6,580,648	6,472,295
Convertible Notes	378,165	426,000
Rents Received in Advance	539,047	409,070
Tenants Security Deposits Payable	53,227	-
Deferred Income Taxes	1,092,920	1,175,358
Liability on Interest Rate Swap Agreement	9,219,470	5,948,948
Total Liabilities	150,611,563	140,592,655

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 1,000,000 shares authorized; 1,000 shares issued and outstanding	1	1
Common Stock, $0.001 par value; 300,000,000 shares authorized; 150,208,861 shares issued and outstanding	150,209	150,209
Additional Paid-In Capital	22,282,703	22,282,703
Accumulated Other Comprehesive Loss	(11,006,002)	(6,322,009)
Accumulated Deficit	(65,111,573)	(21,141,391)
Total RIIC Stockholders' Equity (Deficit)	(53,684,662)	(5,030,487)
Non-controlling Interests, Preferred Stock of Subsidiaries	568,250	568,250
Total Stockholders' Equity (Deficit)	(53,116,412)	(4,462,237)

Total Liablities and Stockholders' Equity (Deficit)	$97,495,151	$136,130,418

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEARS ENDED
	DECEMBER 31,
	2009	2008
REVENUES
Base Rents	$9,837,602	$11,072,308
Other Income	1,741,898	1,779,264
Total Revenues	11,579,500	12,851,572

EXPENSES
Operating Services	2,987,197	3,051,116
Real Estate Taxes	171,302	213,746
Fair Value Adjustment on Property	38,038,014	8,387,914
General and Administrative	3,380,090	6,401,361
Depreciation	2,640,782	2,997,725
Total Expenses	47,217,385	21,051,862

OPERATING LOSS	(35,637,885)	(8,200,290)

OTHER INCOME (EXPENSES)
Interest Expense	(7,765,539)	(8,001,799)
Amortization - Deferred Financing Costs	(513,525)	(535,463)
Currency Gain (Loss)	(86)	102,121
Change in Value of Derivative Liabilty	-	2,313,130
Loss on Debt Modification	-	(1,416,852)
Amortization - Debt Discount	-	(541,096)
Net Other Income (Expenses)	(8,279,150)	(8,079,959)

Loss Before Income Taxes	(43,917,035)	(16,280,249)

Provision for Income Taxes	53,147	39,250

NET LOSS	$(43,970,182)	$(16,319,499)

Net Loss Per Common Share:
Basic and diluted	$(0.29)	$(0.11)

Weighted Average Common
Shares Outstanding:
Basic and diluted	150,208,861	150,208,861

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED
	DECEMBER 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)
Net Loss	$(43,970,182)	$(16,319,499)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	2,640,782	2,997,725
Amortization - Deferred Financing Costs	513,525	535,463
Fair Value Adjustment on Property	38,038,014	8,387,914
Provision for Doubtful Accounts	121,020	130,524
Deferred Income Tax	(82,438)	(215,807)
Currency Loss (Gain)	86	(102,121)
Change in Value of Derivative Liability	-	(2,313,130)
Loss on Debt Modification	-	1,416,852
Amortization - Debt Discount	-	541,096
Other	-	2,267

Changes in operating assets and liabilities
(Increase) Decrease in:
Current Rents Receivable	(1,006,819)	(747,805)
Other Receivables	-	152,965
Net VAT Receivable	(35,037)	196,345
Income Tax Receivable	-	167,272
Prepaid Expenses and Other Current Assets	(37,750)	100,454
Deposits	-	221,532
Increase (Decrease) in:
Accounts Payable	(638,813)	1,757,120
Net VAT Payable	(100,635)	106,170
Accrued Expenses and Other Liabilities	(62,497)	56,574
Accrued Interest	4,505,451	4,183,285
Accrued Interest - Related Parties	611,824	-
Income Taxes Payable	154,238	45,644
Rents Received in Advance	119,807	99,394
Tenants Security Deposits Payable	51,791	-
Net cash provided by operating activities	822,367	1,400,234

CASH FLOWS FROM INVESTING ACTIVITIES
Property Acquired	(250,722)	(195,675)
Net cash used in investing activities	(250,722)	(195,675)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Mortgages Payable	530,272	-
Payments on Mortgages Payable	(391,504)	(1,347,394)
Payments on Convertible Notes	(47,835)	-
Proceeds from Loans Payable - Related Parties	611,936	400,879
Payments on Loans Payable - Related Parties	(656,789)	-
Payments on Loans Payable -Other	(209,195)	-
Proceeds from Loans Payable -Other	-	155,080
Net cash used in financing activities	(163,115)	(791,435)

Net increase in cash and cash equivalents	408,530	413,124

Adjustment for change in exchange rate	(232,493)	(311,072)

Cash and cash equivalents, beginning of year	278,817	176,765

Cash and cash equivalents, end of year	$454,854	$278,817

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	FOR THE YEARS ENDED
	DECEMBER 31,
	2009	2008
		(Restated)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR
Interest	$2,648,265	$4,028,493
Taxes	$19,294	$209,413

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts Receivable Settled with Amounts Due to Related Parties	$-	$747,999
Accrued Interest Classified to Amounts Due to Related Parties	$-	$287,332
Liability on Interest Rate Swap Agreement	$3,270,522	$5,948,948

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

DECEMBER 31, 2009

									Non-controlling
									Interests
					Aditional	Accumulated Other		Total RIIC	Preferred	Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Stock of	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)	Subsidiaries	Equity (Deficit)

Balance at December 31, 2007	1,000	$1	150,208,861	$150,209	$22,282,703	$234,828	$(4,821,892)	$17,845,849	$593,726	$18,439,575

Components of Comprehensive Loss:

Foreign Currency Translation						(607,889)		(607,889)	(25,476)	(633,365)

Cash Flow Hedge						(5,948,948)		(5,948,948)		(5,948,948)

Net Loss for the Year Ended December 31, 2008							(16,319,499)	(16,319,499)		(16,319,499)

Total Comprehensive Loss								(22,876,336)		(22,901,812)

Balance at December 31, 2008 (Restated)	1,000	1	150,208,861	150,209	22,282,703	(6,322,009)	(21,141,391)	(5,030,487)	568,250	(4,462,237)

Components of Comprehensive Loss:

Foreign Currency Translation						(1,413,471)		(1,413,471)		(1,413,471)

Cash Flow Hedge						(3,270,522)		(3,270,522)		(3,270,522)

Net Loss for the Year Ended December 31, 2009							(43,970,182)	(43,970,182)		(43,970,182)

Total Comprehensive Loss								(48,654,175)		(48,654,175)

Balance at December 31, 2009	1,000	$1	150,208,861	$150,209	$22,282,703	$(11,006,002)	$(65,111,573)	$(53,684,662)	$568,250	$(53,116,412)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization
Royal Invest International Corp., a Delaware corporation, (formerly “Wah King Invest Corp”) together with its subsidiaries (collectively, the “Company”), owns, operates and manages real estate, in Europe. At December 31, 2009 and 2008, the Company owned 18 properties. The properties aggregate approximately 88,077 square meters (approximately 948,053 square feet), which are comprised of office buildings and business centers.  The properties are located in Germany and the Netherlands.

Changes in Classifications
In December 2007, the FASB issued SFAS No. 160, '“Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB N0. 51”, which effective July 1, 2009 (see Note 3), is incorporated in Financial Accounting Standards Board (“FASB”) ASC (“Accounting Standards Codification”) Topic 810, “Consolidation.”. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the following changes.  The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity.  The amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary is initially measured at fair value.  The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment and entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The Company adopted these provisions effective January 1, 2009 and as a result, reclassified the preferred stock in subsidiaries, representing non-controlling interests, to the equity section of the balance sheet. The preferred shares do not have interests, with the exception of the possible payment of dividends, in the income or loss of the Company.

Restatement
As of December 31, 2008, the Company restated its consolidated balance sheet to reflect a derivative liability resulting from a cash flow hedge as disclosed in Note 7. The Company entered into an interest rate swap that at that time effectively converted the interest rate on the mortgage with the Bank of Scotland from Euribor + 1.32% to a fixed rate of 4.65%.  Consequently, as of December 31, 2008, the Company has recorded a liability on interest rate swap agreement of US $5,948,948 (€ 4,220,010) which increased comprehensive loss for the year ended December 31, 2008 and accumulated other comprehensive loss as of December 31, 2008 to US $22,901,812 and US $6,322,009, respectively. The restatement had no affect on net loss or net loss per common share for the year ended December 31, 2008 or any previous period.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $43,970,182 for the year ended December 31, 2009, has an accumulated deficit of $65,111,573 at December 31, 2009, is in default of one of its mortgages payable and related debt covenants at December 31, 2009, and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is presently working to raise additional capital to meet its working capital needs and is restructuring operating costs to be more in line with revenues.  There can be no assurances, however, that it will be successful in its efforts to raise capital or to reduce operating costs to a level where it will attain profitability.

 NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Codification
Effective July 1, 2009, the Accounting Standards Codification (“ASC”) became the FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Principals of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation
The Company considers the EURO (“€”) to be its functional currency. Assets and liabilities were translated into US dollars (“US$”) as of December 31, 2009 and 2008 at the period end exchange rates of € 1.00 to US $1.4333 and € 1.00 to US $1.4097, respectively. Statement of Operations amounts for the years ended December 31, 2009 and 2008 were translated using the average rates during the periods of € 1.00 to US $1.39463 and € 1.00 to US $1.47134, respectively.

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
DECEMBER 31, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Rental Property
Rental properties are stated at cost less accumulated depreciation. Costs directly related to the acquisition of rental properties are capitalized. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings	25-50 years
Improvements	5-35 years
Equipment	5-10 years

Upon acquisition of rental property, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements. The Company allocates the purchase price to the assets acquired and liabilities assumed based on their relative fair values.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s real estate properties held for use may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has incurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value. The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved.  At December 31, 2009 and 2008, as a result of the global economy and its effect on real estate, management assessed that there were factors that may impair the value of the Company’s real estate properties. Based on calculations using the above assumptions, management estimated that the carrying amount of rental properties exceeded fair value at December 31, 2009 and 2008 and a charge to operations of US $38,038,014 (€ 27,274,628) and US $8,387,914 (€ 5,700,867), respectively, was recorded.

Cash and CashEquivalents
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

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Doubtful Accounts
Management periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances should be impaired based on factors affecting the collectability of those balances.  Management’s estimate of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  Based on management’s estimates an allowance of US $251,544 and US $130,524 was recorded as of December 31, 2009 and 2008, respectively.

Income and Other Taxes
Royal Invest Europe B.V. (“RIE”), a Dutch corporation and a subsidiary of the Company, presently owns nine real estate properties located in the Netherlands. Since RIE is a Dutch corporation, it is subject to the Dutch tax laws and therefore needs to do income tax declarations in the Netherlands.

Royal Invest Germany Properties 1 BV (“RIGP1”) (formerly Rico Staete B.V.), a Dutch corporation and one of the subsidiaries of the Company presently owns one real estate property located in Germany. The rental income is originating from a German tenant in Germany and therefore is subject to German tax laws. RIGP1 declares and pays the income tax according to German tax rules. Since RIGP1 is a Dutch corporation, it is also subject to Dutch tax laws and therefore also needs to do income tax declarations in the Netherlands. The difference between the German and the Dutch income tax is payable in the Netherlands.

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

Comprehensive Income
GAAP establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements.  Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities.  It includes all changes in equity during a period except those resulting from investments by or distributions to owners.  Comprehensive income is accumulated in accumulated other comprehensive income (loss), a separate component of stockholders' equity, in the balance sheet.
Deferred Financing Costs
Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest rate, over the term of the related indebtedness. Amortization of such costs is US $513,525 and US $535,463 for the years ended December 31, 2009 and 2008, respectively.

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

Advertising Expense
The Company expenses advertising costs as incurred.  Advertising expense in the years ended December 31, 2009 and 2008 was approximately US $6,000 and US $67,000, respectively.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equity-based Compensation
The Company accounts for equity based compensation transactions with employees under the provisions of ASC Topic No. 718, “Compensation, Stock Compensation” (“Topic No. 718”). Topic No. 718 requires the recognition of the fair value of equity-based compensation in net income. The fair value of the Company’s equity instruments are estimated using a Black-Scholes option valuation model. This model requires the input of highly subjective assumptions and elections including expected stock price volatility and the estimated life of each award. In addition, the calculation of equity-based compensation costs requires that the Company estimate the number of awards that will be forfeited during the vesting period. The fair value of equity-based awards granted to employees is amortized over the vesting period of the award and the Company elected to use the straight-line method for awards granted after the adoption of Topic No. 718.

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, which ever is more reliably measurable. When the equity instrument is utilized for measurement the fair value of the equity instrument is estimated using the Black-Scholes option valuation model. In general, the Company recognizes an asset or expense in the same manner as if it was to receive cash for the goods or services instead of paying with or using the equity instrument.

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

New authoritative accounting guidance under FASB ASC Topic 815, “Derivatives and Hedging”, which became effective January 1, 2009, amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance did not have a significant impact on the Company’s financial statements.

Fair Value
The Company measures certain financial and non-financial assets and liabilities in accordance with ASC Topic No. 820 “Fair Value Measurements and Disclosures”. The pronouncement clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value (see Note 7).

Reclassifications
Certain 2008 revenue and expense items have been reclassified to conform to the December 31, 2009 presentation.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

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
DECEMBER 31, 2009

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company adopted the provisions of ASC Topic No. 855, “Subsequent Events” (“ASC 855”), on a prospective basis.  The provisions of ASC 855 provide guidance related to the accounting for the disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued or are available to be issued.  Effective February 24, 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” which revised certain disclosure requirements. ASU No. 2010-09 did not have a significant impact on the Company’s consolidated financial statements. The Company evaluated subsequent events, which are events or transactions that occurred after December 31, 2009 through the issuance of the accompanying consolidated financial statements.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 4 – RENTAL PROPERTY

As of December 31, 2009 we had the following net investment in rental property:

	Acquisition		Buildings, Improvements
	Date	Land	and Equipment

Tachenweide 12, Emmerich, Germany	July 19, 2007	$672,014	$5,679,609
Kruisweg 855-859, Hoofddorp, The Netherlands	December 27, 2007	973,211	1,070,675
Willemstraat 47, 67 en 69, Hengelo, The Netherlands	December 27, 2007	290,900	1,214,065
Parallelweg 29, Beverwijk, The Netherlands	December 27, 2007	947,411	3,293,723
Schinkelwaard 20, Alkmaar, The Netherlands	December 27, 2007	1,026,243	3,459,884
Zuidermolenweg 7, Amsterdam, The Netherlands	December 27, 2007	--	1,469,133
Productieweg 1, Roermond, The Netherlands	December 27, 2007	742,449	3,464,286
Stuartweg 2, Vianen, The Netherlands	December 27, 2007	2,569,907	6,580,005
Nieuwzeelandweg 10, Amsterdam, The Netherlands	December 27, 2007	630,877	2,304,129
Edisonweg 9, Woerden, The Netherlands	December 27, 2007	196,362	245,094
Mijlweg 7, Vianen, The Netherlands	December 27, 2007	1,179,606	991,844
Keulsekade 216, Utrecht, The Netherlands	December 27, 2007	2,734,736	95,586
De Schans 1802, Lelystad, The Netherlands	December 27, 2007	677,951	1,086,441
De Berenkoog 53, Alkmaar, The Netherlands	December 27, 2007	665,051	687,984
Franciscusweg 8-10, Hilversum, The Netherlands	December 27, 2007	5,645,769	10,976,211
Sloterweg 22, Badhoevedorp, The Netherlands	December 27, 2007	805,515	2,082,585
Emmakade 59-60, Leeuwarden, The Netherlands	December 27, 2007	1,229,771	4,801,555
Schepersmaat 4, Assen, The Netherlands	December 27, 2007	3,649,182	19,100,156

NOTE 5 – NOTES PAYABLE - RELATED PARTIES AND CONVERTIBLE PROMISSORY NOTES

In December 2007, the Company issued 8% convertible promissory notes to ECM Participations (formerly, ECM Hoff Holding B.V) and Muermans Vast Goed Roemond B.V. in the amounts of € 1,091,257 (US $1,564,098) and € 3,500,000 (US $5,016,550), respectively, as part of the consideration for the purchase price of properties acquired. The notes are due December 31, 2010, but were convertible at any time into shares of common stock, along with any accrued and unpaid interest, at a conversion price of $1.60 per share, unless the price of common stock on the date of conversion is $1.60 or less. If the price of common stock on the date of conversion is $1.60 or less, than the conversion price will be the average price of the common stock over the 90 days prior to the conversion date reduced by 25%.

Effective on June 30, 2008, the Company and note holders modified the terms of the promissory notes where as the conversion features on the notes were waived in consideration for the company agreeing to pay the note holders a premium on the original notes. Such premium is calculated based on 21% of the original note principal plus interest accrued through June 30, 2008.  The modifications are accounted for as a debt extinguishment with the modified terms representing new notes.  The premiums amounted to € 238,534 (US $376,820) and € 765,053 (US $1,208,708), respectively (see Note 11).  The Company recognized a net loss on the modification of € 896,799 (US $1,416,852) at June 30, 2008, based on the fair value of the notes after the modification compared to the carrying value of the notes under the original terms (which included the derivative liability). As a result of the modification, the Company no longer had a derivative liability as of June 30, 2008. As of December 31, 2009, the notes, which total US $6,580,648, are outstanding.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 5 – NOTES PAYABLE - RELATED PARTIES AND CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On October 9, 2007, the board of directors approved the issuance of a 6% approximately US $143,000 (€ 100,000) convertible promissory note which can be converted prior to October 9, 2010 at the option of the holder into shares of common stock at a fixed conversion price of $1.25 per share. During 2009, approximately US $50,000 (€ 35,000) was paid on the note. The balance outstanding at December 31, 2009 is US $93,165 (€ 65,000).

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

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 6 – MORTGAGES PAYABLE

The Company has mortgages which are collateralized by most of the Company’s rental properties. As of December 31, 2009 and 2008 all of the Company’s properties, with a net book value of approximately US $93 million and US $133 million, respectively, are encumbered by the Company’s mortgages. Payments on mortgages are generally due in quarterly installments of principal and interest, or interest only.

The Company’s properties are primarily mortgaged through a € 100,000,000 financing agreement with the Bank of Scotland. The terms call for a pay down based on a percentage of the outstanding amount utilized (1.25% in year 1; 1.50% in years 2 & 3; 2.0% in years 4, 5 & 6) with maturity at 6 years from the initial drawdown which was December 27, 2007. Interest is due quarterly at Euribor + 1.32%. The agreement contains customary financial covenants which the Company is not in compliance with as of December 31, 2009. In the fourth quarter of 2009, the Company borrowed approximately US $530,000 (€ 380,000) on the mortgage for amounts due under an interest rate swap agreement. The amount outstanding at December 31, 2009 and 2008 is US $113,695,121 (€ 79,324,022) and US $111,287,072 (€ 78,943,798), respectively. The remaining amount of the facility of approximately € 20,676,000 can be used for financing other properties (85% LTV/LTC). The mortgage is currently in default and as of December 2009 approximately US $8,081,000 (€ 5,638,000) of interest, interest swap, late payment penalty and redemption due is in arrears.

The Company has an additional mortgage payable to SNS Bank. The amount outstanding on this mortgage at December 31, 2009 and 2008 is US $3,756,752 (€ 2,621,051) and US $4,090,630 (€ 2,901,774), respectively. The SNS Bank Mortgage is payable in monthly installments of $22,335. The mortgage bears a variable interest rate (monthly Euribor + 2%). The mortgage is collateralized by the land and buildings. The balloon payment due at maturity was not paid, however, the maturity date is extended each month upon the monthly payment of an extension fee.   The Company continues to make monthly payments.  The Company is currently in negotiations with SNS Bank to refinance the mortgage.

At December 31, 2009, minimum future principal payments over the next five years and in the aggregate are as follows:

Year	Amount to be paid	Total Percentage
	Yearly	To be paid Yearly *
2010	$7,656,968	1.50%
2011	2,141,644	2.00%
2012	2,284,419	2.00%
2013	2,284,419	2.00%
2014	103,084,423	89.75%
Thereafter	--	--%

Total	$117,451,873	97.25%

*  Bank of Scotland Facility

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 7 – CASH FLOW HEDGE

The company holds derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions.  In general, the types of risks hedged are those relating to the variability of future earnings and cash flows caused by changes in interest rates.  In hedging the transactions the Company, in the normal course of business, entered into an interest rate swap that effectively converted the interest rate on the total mortgage loan (€ 79,000,000) with the Bank of Scotland from Euribor + 1.32% to a fixed rate of 4.365% (4.65% through April 15, 2009 on €65,000,000 ). In the year ended December 31, 2008, the Company terminated an interest rate swap CAP and received proceeds of € 142,700 (US $209,960), which was recorded as a reduction of interest expense.

Following is an analysis of the changes in the net unrealized loss on cash flow hedges included in accumulated other comprehensive income:

	December 31,
	2009	2008
Balance, beginning of year	$(5,948,948)	$--
Net unrealized loss for the year	(3,270,522)	(5,948,948)

Balance, end of year	$(9,219,470)	$(5,948,948)

Effective January 1, 2008, the company adopted FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), formerly SFAS 157, “Fair Value Measurements”.  ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 – inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement dates.

Level 2 – inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 – inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 7 – CASH FLOW HEDGE (CONTINUED)

The following tables present the assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

Fair Value Measurements at Reporting Date Using
		Quoted Prices In Active	Significant Other	Significant
	December 31	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Assets	$--	$--	$--	$--

Total assets	$--	$--	$--	$--

Liabilities
Derivative
instruments	$9,219,470	$--	$9,219,470	$--

	$9,219,470	$--	$9,219,470	$--

Fair Value Measurements at Reporting Date Using
		Quoted Prices In Active	Significant Other	Significant
	December 31	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Assets	$--	$--	$--	$--

Total assets	$--	$--	$--	$--

Liabilities
Derivative
instruments	$5,948,948	$--	$5,948,948	$--

	$5,948,948	$--	$5,948,948	$--

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 8 - TENANT LEASES

At December 31, 2009, the Properties are leased to tenants under various operating leases expiring through 2022. The leases provide for annual base rents and the pass-through of charges for electrical usage. On an ongoing basis lease contracts are renegotiated and extended.

At December 31, 2009 future minimum rentals to be received under non-cancelable operating leases over the next five years and in the aggregate are as follows:

Year	Amount
2010	$5,798,630
2011	3,632,861
2012	3,196,267
2013	2,202,788
2014	1,283,230
Thereafter	1,334,252

Total	$17,448,028

NOTE 9 – INCOME TAXES

Income tax expense (benefit) consisted of the following:
	For The Years Ended
	December 31,
	2009	2008
Current:
United States	$--	$--
Foreign	135,585	255,057
	135,585	255,057

Deferred:
United States	--	--
Foreign	(82,438)	(215,807)
	(82,438)	(215,807)

Totals	$53,147	$39,250

Pre-tax (loss) consisted of the following:

	For The Years Ended
	December 31,
	2009	2008

United States	$(117,797)	$176,656
Foreign	(43,799,238)	(16,456,905)

Totals	$(43,917,035)	$(16,280,249)

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 9 – INCOME TAXES (CONTINUED)

The income tax expense differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For The Years Ended
	December 31,
	2009	2008
United States Statutory Corporate
Income Tax Rate	(34.0)%	(34.0)%
Permanent Differences	--%	--%
Change in Valuation Allowance on
Deferred Tax Assets	34.0%	34.0%
Effect of Foreign Earnings, Net of
Allowable Credits	--%	0.2%
Income Tax	--%	0.2%

The components of deferred tax assets (liabilities) at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008

Deferred Tax Assets (Liabilities) – Long Term
Net Operating Losses	$779,000	$739,000
Property	(1,092,920)	(1,175,358)

Valuation Allowance	(779,000)	(739,000)

Net Deferred Tax Liability	$(1,092,920)	$(1,175,358)

The Company has established a full valuation allowance on its deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by approximately US $40,000 and US $71,000 in the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, there are approximately $2.3 million in US net operating loss carryforwards expiring through 2029.  Section 382 of the Internal Revenue Code limits the utilization of these losses when there is a change in ownership, as defined in the code. As a result of stock issued for acquisitions and properties purchased, the utilization of net operating loss carryforwards are limited.

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

Table of Content
 ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 and 300,000,000 shares of common stock, par value $0.001 per share.   At December 31, 2009 and 2008 there were 1,000 shares of preferred stock and 150,208,861 common shares issued and outstanding.  The preferred shareholders have the right to appoint one member to the Board of Directors and the right to request the Board of Directors to call for a shareholders’ meeting. The preferred shares were issued in conjunction with the MTMN B.V. property acquisition.

NOTE 11 – RELATED PARTY TRANSACTIONS

At December 31, 2009 and 2008, the Company had loans payable to related parties of US $1,758,059 and US $1,774,449, respectively, of which US $1,364,106 and US $1,344,465, respectively, was payable to two note holders, primarily due to the premiums incurred on the debt modification dated June 30, 2008 (see Note 5). The US $1,364,106 and US $1,344,465 at December 31, 2009 and 2008, respectively, is payable on demand and bears interest at 8%.

Loans totaling US $318,995 and US $317,965 at December 31, 2009 and 2008, respectively, are unsecured and bear a variable interest rate (Eurobor + 2%).

Loans totaling US $74,958 and US $112,019 at December 31, 2009 and 2008, respectively, are unsecured and are non-interest bearing.

Effective October 22, 2008, the shareholders approved the appointment of Mr. Lambert Kassing as the new Managing Director of RIE and RIDS.  Mr. Kassing is to provide management services to the Company, as defined in the agreement with Sterk Trading BvbA, for compensation of €15,000 (approximately US $22,000) per month, commencing October 22, 2008, for an indefinite period (with a minimum term of one year),  subject to one month written notice by either party. The Company incurred US $251,000 in expense under this agreement during the year ended December 31, 2009.

On October 22, 2008, the Company entered into a new Legal Services Agreement with SEC ATTORNEYS LLC in which Jerry Gruenbaum, the CEO of the Company is the Managing Member.  Under said Legal Services Agreement, the Company agreed to pay SEC ATTORNEYS LLC €12,500 (approximately US $18,000) per month for one year and thereafter for an indefinite period subject to one month written notice by either party to provide legal service to the Company and to provide a CEO and CFO for the Company. The new agreement became effective December 1, 2008. The Company incurred approximately US $209,000 in expense under this agreement in the year ended December 31, 2009 and approximately US $204,000 under this and a similar agreement in the year ended December 31, 2008. There is approximately US $403,000 and US $200,000 payable as of December 31, 2009 and 2008, respectively.

On May 25, 2007 the Company entered into a Consulting Agreement with ECM Participations B.V. [formerly ECM Hoff Holding B.V.] in which the then Managing Director of the Company's subsidiary Royal Invest Europe B.V. is a shareholder, to secure financing for the Company and to fund its planned acquisitions.  ECM was to be paid up to a 2% finders fee for securing funding from a bank, and up to 8% finder's fee for securing funding from investors for the Company. The Company incurred a fee of approximately € 1,594,000 (US $2,352,000) upon the successful completion of funding with the Bank of Scotland. Effective May 20, 2008, the Company and ECM mutually agreed to cancel the Consulting Agreement as it relates to future funding arrangements.  Commissions earned prior to the effective date of the cancellation agreement are due and payable to ECM. At December 31, 2009, € 157,322 (US $225,442) is outstanding.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 12 – LOANS PAYABLE - OTHER

In August 2008, the Company borrowed € 150,000 (US $211,455 at December 31, 2008) from an unrelated party. The loan is unsecured, bears interest at 6% per annum and was due August 2009. The note, which was past due with a balance at September 30, 2009 of € 35,760 (US $52,181), was paid in full in the fourth quarter of 2009.

NOTE 13 – NON-CONTROLLING INTEREST

The Company’s subsidiary, Royal Invest Europe B.V., has non-cumulative preference shares outstanding valued at € 166,500 (US $238,644) which are owned by minority shareholders.  The shareholders are entitled to 6% of the nominal value of these shares annually (approximately US $14,000) payable from the profits of RIE. No amount is payable if RIE’s operations result in a loss.

The Company’s subsidiary, Alfang B.V., has non-cumulative preference shares outstanding valued at € 224,000 (US $321,059) which are owned by minority shareholders.  The shareholders are entitled to 6% of the nominal value of these shares annually (approximately US $19,000) payable from the profits of Alfang B.V.  No amount is payable if Alfang B.V.’s operations result in a loss.

The Company’s subsidiary, AmogB B.V., has non-cumulative preference shares outstanding valued at € 12,600 (US $18,060) which are owned by minority shareholders.  The shareholders are entitled to 6% of the nominal value of these shares annually (approximately US $1,000) payable from the profits of AmogB B.V. No amount is payable if AmogB B.V.’s operations result in a loss.

NOTE 14 - COMMITTMENTS AND CONTINGENCIES

On or about June 19, 2007 the Company signed a Contract with Bloemers Onroerend Goed B.V. (“Bloemers”) to purchase a commercial warehouse and office building known as J.C.Beetslaan 153 at 2131 AL Hoofddorp, the Netherlands for € 6,500,000 (US $9,163,000), € 6,000,000 (US $8,458,000) in cash and € 500,000 (US $704,850) in Company common stock.  In addition the Company will pay any real estate transfer tax and notary transfer expenses.  This binding contract required the property to be transferred by October 1, 2007.  While awaiting new equity funding, the transfer has been postponed until December 1, 2008. In connection with the postponement of the acquisition to December 1, 2008, the Company has agreed to make a deposit of € 500,000 (US $704,850) which will be forfeited if the closing does not take place and to pay a fee of 7% of the € 6,000,000 (US $8,458,000) financing on a monthly basis less applicable rental income received. In addition the Company has agreed to reimburse Bloemers for the interest incurred on the property loans and certain other operating costs until the deal is closed. As at December 31, 2008, the Company paid € 446,688 (US $629,696) of the deposit and incurred an expense of € 487,684 (US $717,549) for the fee, of which € 454,825 (US $641,167) has been paid. Additionally, during 2008, the Company has paid € 293,016 (US $431,126) in interest and accrued € 300,000 (US $441,402) in other operating costs. In the fourth quarter of 2008, due to the current economic climate, the Company charged the deposit to operations and at December 31, 2008, there is a balance due for the fee and deposit of €86,171 (US $121,475). On December 16, 2009, the Company and Bloemers entered into an agreement, whereas the Company agreed to pay Bloemers € 1,150,000 (US $1,648,295) as final settlement for cancellation of the contract as follows:

On December 31, 2009 - € 100,000 (approximately US $143,000)
On or before January 22, 2010 - € 350,000 (approximately US $502,000)
On or before February 22, 2010 - € 50,000 (approximately US $72,000)
On or before March 22, 2010 - € 50,000 (approximately US $72,000)
On or before April 22, 2010 - € 50,000 (approximately US $72,000)
On or before May 22, 2010 - € 50,000 (approximately US $72,000)
On or before June 22, 2010 - € 50,000 (approximately US $72,000)
On or before July 22, 2010 - € 200,000 (approximately US $287,000)
On or before August 22, 2010 - € 50,000 (approximately US $72,000)
On or before September 22, 2010 - € 50,000 (approximately US $72,000)
On or before October 22, 2010 - € 50,000 (approximately US $72,000)
On or before November 22, 2010 - € 50,000 (approximately US $72,000)
On or before December 22, 2010 - € 50,000 (approximately US $72,000)

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 14 - COMMITTMENTS AND CONTINGENCIES (CONTINUED)

If the Company makes these payments timely, Bloemers will release the Company from any and all liabilities that have arisen from the purchase agreement dated July 19, 2007. If any payment is not made on or before its due date, an amount of € 650,000 (approximately US $932,000) will be immediately due and payable plus any remaining payments due under the settlement agreement. Additionally, Bloemers will be entitled to the original amounts under the purchase agreement less any amounts already paid plus any additional costs.  As of December 31, 2009, the Company has made the required payments and a total of US $1,504,965 (€ 1,050,000) is due. In the year ended December 31, 2009, the Company paid US $401,324 (€ 280,000) in interest and US $103,500 (€ 72,176) in other operating costs.

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

On April 24, 2009, the Company, through its wholly-owned subsidiary RIE, and Stedekroon BV mutually agreed to the following:

On April 25, 2009 RIE will pay Stedekroon BV € 60,000 (approximately US $79,000)
On or before July 15, 2009, RIE will pay Stedekroon BV € 60,000 (approximately US $79,000)
On or before October 15, 2009, RIE will pay Stedekroon BV € 60,000 (approximately US $79,000)
On or before December 15, 2009, RIE will pay Stedekroon BV € 120,000 (approximately US $158,000)

As of December 31, 2009, the Company has made the required payments to Stedekroon BV and as a result € 625,000 (approximately US $872,000), which had been previously accrued and expensed, was reversed and resulted in a reduction of general and administrative expenses.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 14 - COMMITTMENTS AND CONTINGENCIES (CONTINUED)

On September 7, 2007, the Company entered into a binding Memorandum of Agreement to acquire all of the issued and outstanding shares of Glacier Gazdasagi Tanacsado es Szolgaltato Korlatolt Felelossegu Tarsagag (“Glacier”) for €15,000,000 (approximately US $21,000,000 excluding transfer costs which are to be paid by the Company.  The purchase price is to be paid as follows: notes payable in the amount of €12,000,000 (approximately US $17,000,000) and cash and shares of the Company's common stock in the amount of €3,000,000 (approximately US $4,000,000).  The amount of Company common stock issued in the purchase is limited to €1,500,000 (approximately US $2,000,000) with a 24 month lock-up period and will be based on $1.25 per share.  Glacier owns five (5) commercial rental properties in Budapest, Hungary. The Company is in negotiation to cancel the agreement and expects that the counterparty will agree without being charged with any penalties.

On April 8, 2010 ECM Hoff Holding BV sold its 63,306,320 shares to 5 separate unaffiliated individuals or entities under its obligations from a pledge agreement due to its funding.  This sale may be challenged in a Dutch court by an individual who has brought a legal claim against ECM and a claim to these shares and therefore our transfer agent has not made a determination as to when and if it will recognize the legal transfer of the shares held by ECM Hoff.

Table of Content
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

All decisions to change accountants are approved by our Board of Directors.

There have been no disagreements between the Company and Meyler & Company, LLC (“MC”) in connection with any services provided to us by them for the periods of their engagement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

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

Disclosure Controls and Procedures - As of December 31, 2009, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2009.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria established in Internal Controls-Integrated Frameworkissued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of December 31, 2009.

Changes in Internal Control Over Financial Reporting- There has been no change in our internal control over financial reporting during the year ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Table of Content

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and officers of the Company and its subsidiaries, as of December 31, 2009, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors.  The officers serve at the will of the Board of Directors.

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

Name	Age	With Company Since	Director/Position
Jerry Gruenbaum	54	02/2005	Chief Executive Officer, Chairman of the Board, and Director

Nathan Lapkin	43	02/2005	Secretary, President, Director, and Chief Financial Officer

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities).  Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended December 31, 2009 all required forms have been filed as of the date of filing of this Form 10K.

ITEM 11.          EXECUTIVE COMPENSATION

See “Executive Officers of the Registrant” in Part I of this report for information regarding the executive officers of the company, which is incorporated by reference in this section.

The following table sets forth compensation paid to the most highly compensated executive officers for the fiscal years ended December 31, 2009.

Name / Position	Year	Salary	Bonus	Stock	Other	Total
Jerry Gruenbaum
Chairman and CEO	2009	$0	$0	0	$0	$0
	2008	0	0	0	0	0
	2007	56,880	0	118,552	0	175,432
Nathan Lapkin
Secretary, and Chief Financial Officer	2009	$0	$0	0	$0	$0
	2008	0	0	0	0	0
	2007	56,880	0	118,552	0	175,432

Table of Content
Compensation Agreements

The Company has an employment agreement with Sec Attorneys, LLC for a total of €12,500 per month on a year to year basis.

No other annual compensation, including a bonus or other form of compensation; and no long-term compensation, including securities underlying options, LTIP payouts, or other form of compensation, were paid to these individuals during this period.

Board Compensation

Members of our Board of Directors do not receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings. During the year ended December 31, 2009, all corporate actions were conducted by unanimous written consent of the Board of Directors.

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

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of December 31, 2009, information with respect to the beneficial ownership of the Company’s Common Stock by (i) each person known by the Company to own beneficially 5% or more of such stock, (ii) each Director of the Company who owns any Common Stock, and (iii) all Directors and Officers as a group, together with their percentage of beneficial holdings of the outstanding shares.

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

Table of Content

ECM Hoff Holding BV beneficially owns approximately 42.14% of our outstanding common shares and Muermans Vast Goed Roermond BV beneficially owns approximately 39.5% of our outstanding common shares.  Together they effectively have the power to elect all of the directors and control the

Security Ownership of Beneficial Owners (1):

Title of Class	Name	Shares	Percent (1)
Common Stock	ECM Hoff Holding BV	63,306,320	42.14%

	Muermans Vast Goed Roermond BV (2)	59,311,414	39.49%

		122,617,734	81.63%

(1)           Based on 150,208,861 common shares outstanding as of April 14, 2010.

(2)           On April 8, 2010 ECM Hoff Holding BV sold its 63,306,320 shares to 5 separate unaffiliated individuals or entities under its obligations from a pledge agreement due to its funding.  This sale may be challenged in a Dutch court by an individual who has brought a legal claim against ECM and a claim to these shares and therefore our transfer agent has not made a determination as to when and if it will recognize the legal transfer of the shares held by ECM Hoff.

Security Ownership of Management:

Title of Class	Name	Shares		Percent (1)

Common Stock	Jerry Gruenbaum	1,883,410	(2)	1.25%

	Nathan Lapkin	1,883,410	(3)	1.25%

All Directors and Executive Officers as a group (2 persons)		3,766,820		2.50%

(1)               Based on 150,208,861 common shares outstanding as of April 14, 2010.

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

Table of Content
ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors' Fees

Aggregate fees for professional services rendered to the Company by Meyler & Company LLC as of, and for, the years ended December 31, 2009 and 2008 were as follows:

Type of Services	2009	2008
Audit Fees(1)	$167,500	$154,000
Audit Related Fees(2)
Tax Fees(3)
All Other Fees(4)

Total	$167,500	$154,000

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

Table of Content
PART IV

ITEM 15.             EXHIBITS AND REPORTS ON FORM 8-K

1.    Financial Statements

    The financial statements along with the report from Meyler & Company LLC dated April 15, 2010, appear in Part II, Item 8.

2.            Financial Statement Schedules

              The financial statement Schedules along with the report from Meyler & Company LLC dated April 15, 2010, appear in Part II, Item 8.

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

ROYAL INVEST INTERNATIONAL CORP.
(Registrant)

Date: April 15, 2010	By: /s/ JERRY GRUENBAUM
Jerry Gruenbaum
Chief Executive Officer and

Date: April 15, 2010	By: /s/ NATHAN LAPKIN
Nathan Lapkin
President and Chief Financial Officer
and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Jerry Gruenbaum	Jerry Gruenbaum	CEO & Chairman	April 15, 2010
of the Board

/s/Nathan Lapkin	Nathan Lapkin	President, CFO,	April 15, 2010
& Director