Form 10-Q
period 2010-03-31
ROYAL INVEST INTERNATIONAL CORP.
filed 2010-05-24
CIK 1079574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter year ended March 31, 2010

Commission file number 000-27097

ROYAL INVEST INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0215778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

980 Post Road East, 2nd Floor
Westport, Connecticut, USA	06880
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code (203) 222-9333

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

Investors should carefully consider these factors and the additional risk factors outlined in more detail under Item 1A, Risk Factors, in our 2009 Annual Report on Form 10-K and other filings with the SEC.

Table of Content

PART I

ITEM 1           FINANCIAL STATEMENTS

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Table of Content

CONTENTS
______________________________________________________________________________________

Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	Page 6

Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (Unaudited)	7

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the three months ended March 31, 2010 (Unaudited) and for the year ended December 31, 2009	8

Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (Unaudited)	9

Notes to Consolidated Financial Statements (Unaudited)	10

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Rental Property
Land	$23,127,763	$24,636,955
Buildings	67,219,455	71,605,830
Improvements	2,157,296	2,298,069
Equipment	496,423	320,493
	93,000,937	98,861,347
Less - accumulated depreciation	(5,726,480)	(5,621,426)
Net Investment in Rental Property	87,274,457	93,239,921

Cash and Cash Equivalents	481,993	454,854
Current Rents Receivable, Net of Allowance for Doubtful Accounts of $ 236,135 as of March 31, 2010 and $251,544 as of December 31, 2009, respectively	1,846,972	1,446,172
Prepaid Expenses and Other Current Assets	277,012	229,699
Deferred Financing Costs, Net	1,836,703	2,088,497
Net VAT Receivable	-	36,008
Total Assets	$91,717,137	$97,495,151

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Mortgages Payable	$110,206,027	$117,451,873
Accounts Payable	3,074,275	4,097,371
Net VAT Payable	20,756	-
Accrued Expenses and Other Liabilities	17,492	18,633
Accrued Interest	9,345,430	8,201,549
Accrued Interest - Related Parties	1,033,753	946,232
Income Taxes Payable	285,985	274,369
Loans Payable - Related Parties	1,653,353	1,758,059
Notes Payable - Related Parties	6,177,537	6,580,648
Convertible Notes	372,457	378,165
Rents Received in Advance	790,939	539,047
Tenants Security Deposits Payable	57,211	53,227
Deferred Income Taxes	985,754	1,092,920
Liability on Interest Rate Swap Agreement	10,731,851	9,219,470
Total Liabilities	144,752,820	150,611,563

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 1,000,000 shares authorized; 1,000 shares issued and outstanding	1	1
Common Stock, $0.001 par value; 300,000,000 shares authorized; 150,208,861 shares issued and outstanding	150,209	150,209
Additional Paid-In Capital	22,282,703	22,282,703
Accumulated Other Comprehensive Loss	(9,814,705)	(11,006,002)
Accumulated Deficit	(66,222,141)	(65,111,573)
Total RIIC Stockholders' Equity (Deficit)	(53,603,933)	(53,684,662)
Non-controlling Interests, Preferred Stock of Subsidiaries	568,250	568,250
Total Stockholders' Equity (Deficit)	(53,035,683)	(53,116,412)

Total Liablities and Stockholders' Equity (Deficit)	$91,717,137	$97,495,151

See notes to consolidated financial statements

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2010	2009
REVENUES
Base Rents	$1,955,717	$2,399,600
Other Income	641,912	606,302
Total Revenues	2,597,629	3,005,902

EXPENSES
Operating Services	733,031	929,276
Real Estate Taxes	45,227	39,750
General and Administrative	437,764	833,467
Depreciation	462,797	669,559
Total Expenses	1,678,819	2,472,052

OPERATING INCOME	918,810	533,850

OTHER INCOME (EXPENSES)
Interest Expense	(1,913,975)	(1,796,582)
Amortization - Deferred Financing Costs	(127,549)	(120,407)
Currency Gain (Loss)	-	(84)
Net Other Income (Expenses)	(2,041,524)	(1,917,073)

Loss Before Income Taxes	(1,122,714)	(1,383,223)

Provision for Income Taxes (Benefit)	(12,146)	47,065

NET LOSS	$(1,110,568)	$(1,430,288)

Net Loss Per Common Share:
Basic and diluted	$(0.01)	$(0.01)

Weighted Average Common
Shares Outstanding:
Basic and diluted	150,208,861	150,208,861

See notes to consolidated financial statements

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

MARCH 31, 2010

									Non-controlling
						Accumulated		Total	Interests
					Aditional	Other		RIIC	Preferred	Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Stock of	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)	Subsidiaries	Equity (Deficit)

Balance at December 31, 2008 (Restated)	1,000	$1	150,208,861	$150,209	$22,282,703	$(6,322,009)	$(21,141,391)	$(5,030,487)	$568,250	$(4,462,237)

Components of Comprehensive Loss:

Foreign Currency Translation						(1,413,471)		(1,413,471)		(1,413,471)
Cash Flow Hedge						(3,270,522)		(3,270,522)		(3,270,522)

Net Loss for the Year Ended December 31, 2009							(43,970,182)	(43,970,182)		(43,970,182)

Total Comprehensive Loss								(48,654,175)		(48,654,175)

Balance at December 31, 2009	1,000	1	150,208,861	150,209	22,282,703	(11,006,002)	(65,111,573)	(53,684,662)	568,250	(53,116,412)

Components of Comprehensive Loss:

Foreign Currency Translation						2,703,678		2,703,678		2,703,678
Cash Flow Hedge						(1,512,381)		(1,512,381)		(1,512,381)

Net Loss for the Three Months Ended March 31, 2010 (Unaudited)							(1,110,568)	(1,110,568)		(1,110,568)

Total Comprehensive Income (Unaudited)								80,729		80,729

Balance at March 31, 2010 (Unaudited)	1,000	$1	150,208,861	$150,209	$22,282,703	$(9,814,705)	$(66,222,141)	$(53,603,933)	$568,250	$(53,035,683)

See notes to consolidated financial statements.

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2010	2009
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,110,568)	$(1,430,288)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	462,797	669,559
Amortization - Deferred Financing Costs	127,549	120,407
Provision for Doubtful Accounts	-	59,671
Deferred Income Tax	(107,166)	(96,486)
Currency Loss (Gain)	-	84

Changes in operating assets and liabilities
(Increase) Decrease in:
Current Rents Receivable	(503,970)	(289,864)
Net VAT Receivable	34,809	-
Prepaid Expenses and Other Current Assets	(63,213)	(115,695)
Deposits	-	(2,729)
Increase (Decrease) in:
Accounts Payable	(795,108)	(535,106)
Net VAT Payable	21,374	28,760
Accrued Expenses and Other Liabilities	-	(1,352)
Accrued Interest	1,695,337	1,509,508
Accrued Interest - Related Parties	149,819	141,480
Income Taxes Payable	29,270	41,546
Rents Received in Advance	293,402	533,406
Tenants Security Deposits Payable	7,460	-
Net cash provided by operating activities	241,792	632,901

CASH FLOWS FROM INVESTING ACTIVITIES
Property Acquired	(201,389)	(1,970)
Net cash used in investing activities	(201,389)	(1,970)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Mortgages Payable	(52,590)	(95,272)
Payments on Convertible Notes	-	(55,148)
Proceeds from Loans Payable - Related Parties	3,077	-
Payments on Loans Payable - Related Parties	-	(40,077)
Net cash used in financing activities	(49,513)	(190,497)

Net (decrease) increase in cash and cash equivalents	(9,110)	440,434

Adjustment for change in exchange rate	36,249	78,816

Cash and cash equivalents, beginning of period	454,854	278,817

Cash and cash equivalents, end of period	$481,993	$798,067

See notes to consolidated financial statements

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2010	2009
		(Restated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR
Interest	$68,818	$145,594
Taxes	$65,750	$102,005

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liability on Interest Rate Swap Agreement	$2,139,030	$2,700,917

See notes to consolidated financial statements

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization
Royal Invest International Corp., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), owns, operates and manages real estate, in Europe. At March 31, 2010 and December 31, 2009, the Company owned 18 properties. The properties aggregate approximately 88,077 square meters (approximately 948,053 square feet), which are comprised of office buildings and business centers.  The properties are located in Germany and the Netherlands.

Basis of Presentation
The accompanying unaudited interim consolidated financial statements as of March 31, 2010, and for the three months ended March 31, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles and in accordance with the instructions for Form 10-Q and Item 210.8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 2010, the consolidated results of operations and consolidated cash flows for the three months ended March 31, 2010 and 2009.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Restatement
As of December 31, 2008, the Company restated its consolidated balance sheet to reflect a derivative liability resulting from a cash flow hedge as disclosed in Note 6. The Company entered into an interest rate swap that at that time effectively converted the interest rate on the mortgage with the Bank of Scotland from Euribor + 1.32% to a fixed rate of 4.65%.  Consequently, as of March 31, 2009 and December 31, 2008, the Company has recorded a liability on interest rate swap agreement of US $8,563,460 (€ 6,483,540) and US  $5,948,948 (€ 4,220,010), respectively, which increased comprehensive loss for the three months ended March 31, 2009 and the year ended December 31, 2008 to US $4,170,540 and US $22,901,812, respectively and accumulated other comprehensive loss as of March 31, 2009 and December 31, 2008 to US $9,062,261 and US $6,322,009, respectively . The restatement had no affect on net loss or net loss per common share for the three months ended March 31, 2009 or the year year ended December 31, 2008 or any previous period.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $1,110,568 for the three months ended March 31, 2010, has an accumulated deficit of $66,222,141 at March 31, 2010, is in default of one of its mortgages payable and related debt covenants at March 31, 2010, and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is presently working to raise additional capital to meet its working capital needs and is restructuring operating costs to be more in line with revenues.  There can be no assurances, however, that it will be successful in its efforts to raise capital or to reduce operating costs to a level where it will attain profitability.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Other accounting policies are set forth in Note 3 of the audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2009.

Principals of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation
The Company considers the EURO (“€”) to be its functional currency. Assets and liabilities were translated into US dollars (“US$”) as of March 31, 2010 and December 31, 2009 at the period end exchange rates of € 1.00 to US $1.3455 and € 1.00 to US $1.4333, respectively. Statement of Operations amounts for the three months ended March 31, 2010 and 2009 were translated using the average rates during the periods of € 1.00 to US $1.38559 and € 1.00 to US $1.30799, respectively.

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
MARCH 31, 2010
(UNAUDITED)

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s real estate properties held for use may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has incurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value. The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved.  At December 31, 2009, as a result of the global economy and its effect on real estate, management assessed that there were factors that may impair the value of the Company’s real estate properties. Based on calculations using the above assumptions, management estimated that the carrying amount of rental properties exceeded fair value at December 31, 2009 and a charge to operations of US $38,038,014
(€ 27,274,628) was recorded.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company and its subsidiaries file standalone U.S. federal and state and foreign corporate income tax returns. The Company does not believe it has any uncertain tax positions through the three months ending March 31, 2010. The Company is subject to U.S. federal and state income tax examinations by tax authorities for all tax periods. The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if any, in its income tax provision. The Company had no interest or penalties accrued at March 31, 2010 or December 31, 2009.

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
MARCH 31, 2010
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

Fair Value
The Company measures certain financial and non-financial assets and liabilities in accordance with ASC Topic No. 820 “Fair Value Measurements and Disclosures”. The pronouncement clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value (see Note 6).

Reclassifications
Certain 2009 revenue and expense items have been reclassified to conform to the March 31, 2010 presentation.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board ("FASB") issued, and the Company adopted, Accounting Standards Codification (“ASC”) Update No. 2010-05 “Escrowed Share Arrangements and the Presumption of Compensation” (“ASCU No. 2010-05”). ASCU No. 2010-05 codifies the SEC staff’s views on escrowed share arrangements which historically has been that the release of such shares to certain shareholders based on performance criteria is presumed to be compensatory. When evaluating whether the presumption of compensation has been overcome, the substance of the arrangement should be considered, including whether the transaction was entered into for a reason unrelated to employment, such as to facilitate a financing transaction. In general, in financing transactions the escrowed shares should be reflected as a discount in the allocation of proceeds. In debt financings the discounts are to be amortized using the effective interest method, while discounts on equity financings are not generally amortized. As it relates to future financings, the adoption of this update may have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASC Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” which updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 4 – NOTES PAYABLE - RELATED PARTIES AND CONVERTIBLE PROMISSORY NOTES

In December 2007, the Company issued 8% convertible promissory notes to ECM Participations B.V. (“ECM”) (formerly, ECM Hoff Holding B.V) and Muermans Vast Goed Roemond B.V. in the amounts of € 1,091,257 (US $1,564,098) and € 3,500,000 (US $5,016,550), respectively, as part of the consideration for the purchase price of properties acquired. The notes are due December 31, 2010, but were convertible at any time into shares of common stock, along with any accrued and unpaid interest, at a conversion price of $1.60 per share, unless the price of common stock on the date of conversion is $1.60 or less. If the price of common stock on the date of conversion is $1.60 or less, than the conversion price will be the average price of the common stock over the 90 days prior to the conversion date reduced by 25%.

Effective on June 30, 2008, the Company and note holders modified the terms of the promissory notes where as the conversion features on the notes were waived in consideration for the company agreeing to pay the note holders a premium on the original notes. Such premium is calculated based on 21% of the original note principal plus interest accrued through June 30, 2008.  The modifications are accounted for as a debt extinguishment with the modified terms representing new notes.  The premiums amounted to € 238,534 (US $376,820) and € 765,053 (US $1,208,708), respectively (see Note 10).  The Company recognized a net loss on the modification of € 896,799 (US $1,416,852) at June 30, 2008, based on the fair value of the notes after the modification compared to the carrying value of the notes under the original terms (which included the derivative liability). As a result of the modification, the Company no longer had a derivative liability as of June 30, 2008. As of March 31, 2010, the notes, which total € 4,591,257 (US $6,177,537), are outstanding.

On March 25, 2010, a Deed of Assignment (“Assignment”) was signed by the Company, ECM Participations B.V. and Penny International B.V. (“Penny”) following the outcome of the consequences of the pledge agreement signed by ECM for its funding. Consequently, all amounts previously owed by the Company to ECM, including accrued interest up to March 31, 2010, were assigned to Penny. The Assignment includes, as of March 31, 2010, the above note payable of € 1,091,257 (US $1,468,286) and related accrued interest of € 151,173 (US $203,403) (see Note 10).

On October 9, 2007, the board of directors approved the issuance of a 6% approximately US $143,000 (€ 100,000) convertible promissory note which can be converted prior to October 9, 2010 at the option of the holder into shares of common stock at a fixed conversion price of $1.25 per share. During 2009, approximately US $50,000 (€ 35,000) was paid on the note. The balance outstanding at March 31, 2010 is US $87,457 (€ 65,000).

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

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 5 – MORTGAGES PAYABLE

The Company has mortgages which are collateralized by most of the Company’s rental properties. As of March 31, 2010 and December 31, 2009 all of the Company’s properties, with a net book value of approximately US $87 million and US $93 million, respectively, are encumbered by the Company’s mortgages. Payments on mortgages are generally due in quarterly installments of principal and interest, or interest only.

The Company’s properties are primarily mortgaged through a € 100,000,000 financing agreement with the Bank of Scotland. The terms call for a pay down based on a percentage of the outstanding amount utilized (1.25% in year 1; 1.50% in years 2 & 3; 2.0% in years 4, 5 & 6) with maturity at 6 years from the initial drawdown which was December 27, 2007. Interest is due quarterly at Euribor + 1.32%. The agreement contains customary financial covenants which the Company is not in compliance with as of March 31, 2010 and December 31, 2009. In the fourth quarter of 2009, the Company borrowed approximately US $530,000 (€ 380,000) on the mortgage for amounts due under an interest rate swap agreement. The amount outstanding at March 31, 2010 and December 31, 2009 is US $106,730,472 (€ 79,324,022) and US $113,695,121 (€ 79,324,022), respectively. The remaining amount of the facility of approximately € 20,676,000 can be used for financing other properties (85% LTV/LTC). The mortgage is currently in default and as of March 31, 2010 approximately US $9,224,058 (€ 6,855,487) of interest, interest swap, late payment penalty and redemption due is in arrears.

The Company has an additional mortgage payable to SNS Bank. The amount outstanding on this mortgage at March 31, 2010 and December 31, 2009 is US $3,475,555 (€ 2,583,096) and US $3,756,752 (€ 2,621,051), respectively. The SNS Bank Mortgage is payable in monthly installments of $22,335. The mortgage bears a variable interest rate (monthly Euribor + 2%). The mortgage is collateralized by the land and buildings. The balloon payment due at maturity was not paid, however, the maturity date is extended each month upon the monthly payment of an extension fee.   The Company continues to make monthly payments.  The Company is currently in negotiations with SNS Bank to refinance the mortgage.

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

*  Bank of Scotland Facility

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 6 – CASH FLOW HEDGE

The Company holds derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions.  In general, the types of risks hedged are those relating to the variability of future earnings and cash flows caused by changes in interest rates.  In hedging the transactions the Company, in the normal course of business, entered into an interest rate swap that effectively converted the interest rate on the total mortgage loan (€ 79,000,000) with the Bank of Scotland from Euribor + 1.32% to a fixed rate of 4.365% (4.65% through April 15, 2009 on € 65,000,000).

Following is an analysis of the changes in the net unrealized loss on cash flow hedges included in accumulated other comprehensive income:

	March 31, December 31,
	2010	2009
	(Unaudited)
Balance, beginning of period	$(9,219,470)	$(5,948,948)
Net unrealized loss for the period	(1,512,381)	(3,270,522)

Balance, end of period	$(10,731,851)	$(9,219,470)

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
MARCH 31, 2010
(UNAUDITED)

NOTE 6 – CASH FLOW HEDGE (CONTINUED)

The following tables present the assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

Fair Value Measurements at Reporting Date Using
Quoted
Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2010 (Unaudited)	(Level 1)	(Level 2)	(Level 3)

Assets	$--	$--	$--	$--

Total assets	$--	$--	$--	$--

Liabilities
Derivative
instruments	$10,731,851	$--	$10,731,851	$--

	$10,731,851	$--	$10,731,851	$--

Fair Value Measurements at Reporting Date Using
Quoted
Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Assets	$--	$--	$--	$--

Total assets	$--	$--	$--	$--

Liabilities
Derivative
instruments	$9,219,470	$--	$9,219,470	$--

	$9,219,470	$--	$9,219,470	$--

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 7 - TENANT LEASES

At March 31, 2010 and December 31, 2009, the Properties are leased to tenants under various operating leases expiring through 2022. The leases provide for annual base rents and the pass-through of charges for electrical usage. On an ongoing basis lease contracts are renegotiated and extended.

At December 31, 2009 future minimum rentals to be received under non-cancelable operating leases over the next five years and in the aggregate are as follows:

Year	Amount
2010	$5,798,630
2011	3,632,861
2012	3,196,267
2013	2,202,788
2014	1,283,230
Thereafter	1,334,252

Total	$17,448,028

NOTE 8 – INCOME TAXES

Income tax (benefit) expense consisted of the following:
	For The Three Months Ended
	March 31,
	2010	2009
Current:
United States	$--	$--
Foreign	95,020	143,551
	95,020	143,551

Deferred:
United States	--	--
Foreign	(107,166)	(96,486)
	(107,166)	(96,486)

Totals	$(12,146)	$47,065

Pre-tax income (loss) consisted of the following:

	For The Three Months Ended
	March 31,
	2010	2009

United States	$6,185	$(221,388)
Foreign	(1,128,899)	(1,161,835)

Totals	$(1,122,714)	$(1,383,223)

Table of Content

 ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 8 – INCOME TAXES (CONTINUED)

The income tax expense differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For The Three Months Ended
	March 31,
	2010	2009
United States Statutory Corporate
Income Tax Rate	(34.0)%	(34.0)%
Permanent Differences	--%	--%
Change in Valuation Allowance on
Deferred Tax Assets	34.0%	34.0%
Effect of Foreign Earnings, Net of
Allowable Credits	(1.0)%	3.0%
Provision for Income Taxes (Benefit)	(1.0)%	3.0%

The components of deferred tax assets (liabilities) at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010 (Unaudited)	December 31, 2009

Deferred Tax Assets (Liabilities) – Long Term
Net Operating Losses	$777,000	$779,000
Property	(985,754)	(1,092,920)

Valuation Allowance	(777,000)	(779,000)

Net Deferred Tax Liability	$(985,754)	$(1,092,920)

The Company has established a full valuation allowance on its deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance (decreased) increased by approximately US ($2,000) and US $40,000 in the three months ended March 31, 2010 and the year ended December 31, 2009, respectively.

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

Table of Content
 ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 and 300,000,000 shares of common stock, par value $0.001 per share.   At March 31, 2010 and December 31, 2009 there were 1,000 shares of preferred stock and 150,208,861 common shares issued and outstanding.  The preferred shareholders have the right to appoint one member to the Board of Directors and the right to request the Board of Directors to call for a shareholders’ meeting. The preferred shares were issued in conjunction with the MTMN B.V. property acquisition.

NOTE 10 – RELATED PARTY TRANSACTIONS

At March 31, 2010 and December 31, 2009, the Company had loans payable to related parties of US $1,653,353 and US $1,758,059, respectively, of which US $1,280,545 and US $1,364,106, respectively, was payable to two note holders, primarily due to the premiums incurred on the debt modification dated June 30, 2008 (see Note 4). The US $1,280,545 and US $1,364,106 at March 31, 2010 and December 31, 2009, respectively, is payable on demand and bears interest at 8%.

At March 31, 2010, pursuant to the Assignment signed by the Company, ECM Participations B.V. and Penny International B.V., loans payable in the amount of € 490,372 (US $659,796) and related accrued interest of € 68,405 (US $92,039) were assigned by ECM to Penny (see Note 4).

Loans totaling US $301,601 and US $318,995 at March 31, 2010 and December 31, 2009, respectively, are unsecured and bear a variable interest rate (Eurobor + 2%).

Loans totaling US $71,207 and US $74,958 at March 31, 2010 and December 31, 2009, respectively, are unsecured and are non-interest bearing.

Effective October 22, 2008, the shareholders approved the appointment of Mr. Lambert Kassing as the new Managing Director of RIE and RIDS.  Mr. Kassing is to provide management services to the Company, as defined in the agreement with Sterk Trading BvbA, for compensation of €15,000 (approximately US $22,000) per month, commencing October 22, 2008, for an indefinite period (with a minimum term of one year),  subject to one month written notice by either party. The Company incurred approximately US $62,000 and US $59,000 in expense under this agreement during the three months ended March 31, 2010 and 2009, respectively.

On October 22, 2008, the Company entered into a new Legal Services Agreement with SEC ATTORNEYS LLC in which Jerry Gruenbaum, the CEO of the Company is the Managing Member.  Under said Legal Services Agreement, the Company agreed to pay SEC ATTORNEYS LLC €12,500 (approximately US $18,000) per month for one year and thereafter for an indefinite period subject to one month written notice by either party to provide legal service to the Company and to provide a CEO and CFO for the Company. The new agreement became effective December 1, 2008. The Company incurred approximately US $52,000 and US $49,000 in expense under this agreement in the three months ended March 31, 2010 and 2009, respectively. There is approximately US $415,000 and US $403,000 payable as of March 31, 2010 and December 31, 2009, respectively.

On May 25, 2007 the Company entered into a Consulting Agreement with ECM Participations B.V. [formerly ECM Hoff Holding B.V.] in which the then Managing Director of the Company's subsidiary Royal Invest Europe B.V. is a shareholder, to secure financing for the Company and to fund its planned acquisitions.  ECM was to be paid up to a 2% finders fee for securing funding from a bank, and up to 8% finder's fee for securing funding from investors for the Company. The Company incurred a fee of approximately € 1,594,000 (US $2,352,000) upon the successful completion of funding with the Bank of Scotland. Effective May 20, 2008, the Company and ECM mutually agreed to cancel the Consulting Agreement as it relates to future funding arrangements.  Commissions earned prior to the effective date of the cancellation agreement are due and payable to ECM. At March 31, 2010 and December 31, 2009, € 157,322 (US $211,677) and € 157,322 (US $225,442) is outstanding, respectively. At March 31, 2010, pursuant to the Assignment signed by the Company, ECM Participations B.V. and Penny International B.V. (see Note 4), this amount was assigned by ECM to Penny.

Table of Content
ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

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

NOTE 12 - COMMITTMENTS AND CONTINGENCIES

On or about June 19, 2007 the Company signed a Contract with Bloemers Onroerend Goed B.V. (“Bloemers”) to purchase a commercial warehouse and office building known as J.C.Beetslaan 153 at 2131 AL Hoofddorp, the Netherlands for € 6,500,000 (US $9,163,000), € 6,000,000 (US $8,458,000) in cash and € 500,000 (US $704,850) in Company common stock.  In addition the Company will pay any real estate transfer tax and notary transfer expenses.  This binding contract required the property to be transferred by October 1, 2007.  While awaiting new equity funding, the transfer has been postponed until December 1, 2008. In connection with the postponement of the acquisition to December 1, 2008, the Company has agreed to make a deposit of € 500,000 (US $704,850) which will be forfeited if the closing does not take place and to pay a fee of 7% of the € 6,000,000 (US $8,458,000) financing on a monthly basis less applicable rental income received. In addition the Company has agreed to reimburse Bloemers for the interest incurred on the property loans and certain other operating costs until the deal is closed. As at December 31, 2008, the Company paid € 446,688 (US $629,696) of the deposit and incurred an expense of € 487,684 (US $717,549) for the fee, of which € 454,825 (US $641,167) has been paid. Additionally, during 2008, the Company has paid € 293,016 (US $431,126) in interest and accrued € 300,000 (US $441,402) in other operating costs. In the fourth quarter of 2008, due to the current economic climate, the Company charged the deposit to operations and at December 31, 2008, there was a balance due for the fee and deposit of €86,171 (US $121,475). On December 16, 2009, the Company and Bloemers entered into an agreement, whereas the Company agreed to pay Bloemers € 1,150,000 (US $1,648,295) as final settlement for cancellation of the contract as follows:

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

Table of Content

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 12 - COMMITTMENTS AND CONTINGENCIES (CONTINUED)

If the Company makes these payments timely, Bloemers will release the Company from any and all liabilities that have arisen from the purchase agreement dated July 19, 2007. If any payment is not made on or before its due date, an amount of € 650,000 (approximately US $932,000) will be immediately due and payable plus any remaining payments due under the settlement agreement. Additionally, Bloemers will be entitled to the original amounts under the purchase agreement less any amounts already paid plus any additional costs.  As of March 31, 2010, the Company has made the required payments and a total of US $807,300 (€ 600,000) is due. In the three months ended March 31, 2009, the Company paid US $137,339 (€ 105,000) in interest and US $54,830 (€ 41,920) in operating costs, respectively. No interest or operating costs were paid in the three months ended March 31, 2010.

On June 14, 2007 the Company signed a Contract with Stedekroon B.V. to acquire two commercial properties, one is a 8,713 square meters (approx. 93,688 square feet) office building in Amersfoort, the Netherlands which has an annual rental income of €417,590 (approximately US $614,000) with Norit N.V. a subsidiary of a publicly traded tenant that has a lease contract until December 20, 2016 and the other, is a 4,402 square meters (approx. 47,333 square feet) office building with a shopping strip in Emmen, the Netherlands which has an annual rental income from four tenants, including from the national government of the Netherlands which pays €438,634 (approximately US $645,000) and the other tenants pay a total of €93,510 , €22,231 and €30,945 (approximately US $138,000, US $33,000 and US $46,000, respectively) for a total of €585,320 (approximately US $862,000), for a combined rental income of €1,002,910 (approximately US $1,476,000).  The properties are being purchased for €13,750,000 (approximately US $20,797,000) for cash.  The Contract has been approved by the Board of Directors.  In addition the Company will pay any real estate transfer tax and notary transfer expenses. Negotiations are currently taking place with the current owner concerning rent increases and contract renewals in conjunction with extensive upgrades requested by the national government of the Netherlands (requiring approximately € 2,500,000 or US $3,524,250 in additional investment). On May 26, 2008, the Company signed a definitive and binding Purchase Agreement with Stedekroon, B.V. Due to the current economic climate the Company could not obtain adequate financing and the Purchase Agreement was terminated. As provided in the Purchase Agreement, the Company incurred a penalty of 10% of the purchase price, €1,375,000 (US $2,023,093), in the fourth quarter of 2008. At December 31, 2008, €250,000 (US $352,425) has been paid and €1,150,000 (US $1,621,155), including €25,000 (US $35,243) of interest was accrued for this amount.

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
MARCH 31, 2010
(UNAUDITED)

NOTE 12 - COMMITTMENTS AND CONTINGENCIES (CONTINUED)

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

On April 8, 2010, ECM Hoff Holding BV sold its 63,306,320 shares to 5 separate unaffiliated individuals or entities under its obligations from a pledge agreement due to its funding.  This sale may be challenged in a Dutch court by an individual who has brought a legal claim against ECM and a claim to these shares and therefore our transfer agent has not made a determination  as to when and if it will recognize the legal transfer of the shares held by ECM Hoff.

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

On July 19, 2007 through our subsidiary Royal Invest Europe B.V. we acquired the shares of Rico Staete B.V. which owns a commercial real estate property located at Tackenweide 48, in Emmerich, Germany, consists of approximately 9.005 m2 rentable floor surface business accommodation as well as 1.478 m2 rentable floor surface office space.   In December 18, 2007 we acquired a new subsidiary called    Thereafter, Royal Invest Europe B.V., our subsidiary transfered Royal Invest Germany Properties 1 B.V.,a subsidiary of Royal Invest Europe B.V. to our subsidiary Vastgoed Beleggings Mij. Bunnik I B.V.  With the addition of Vastgoed Beleggings Mij. Bunnik I B.V., we have a total of three subsidiaries in the Netherlands, including Royal Invest Europe B.V., and Royal Invest Development and Services B.V.  Vastgoed Beleggings Mij. Bunnik I B.V. has filed with the Chamber of Commerce at The Hague allowing it to use the trade name Royal Invest Europe 2.

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

Impairment and Valuation

Statement of Financial Accounting Standards Board ("FASB") ASC ("Accounting Standards Codification") Topic 360 "Impairment or Disposal of Long-Lived Assets,’’ specifies circumstances in which certain long-lived assets must be reviewed for impairment.  If this review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value.  In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures, interest rates and recent appraisals when available.  The capitalization rate used to determine property valuation is based on among others, the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition.  All of these factors are considered by management in determining the value of any particular investment property.  The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole.  If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

The mergers was accounted for using the purchase method of accounting in accordance with FASB ASC Topic 805 ‘‘Business Combinations.’’  Royal Invest Europe BV was treated as the purchasing entity.  For the merger, the portion of the assets and liabilities acquired from unaffiliated third parties was adjusted to reflect its fair market value.  That portion owned by affiliates of the Company was reflected at historical cost.

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

Cash Flow from Operating Activities

Net cash provided by operating activities decreased from $632,901 for the quarter ended March 31, 2009 to $241,792 for the quarter ended March 31, 2009.  The decrease is primarily the result of a decrease in operating loss from $(1,430,288) for the quarter ended March 31, 2009 to $(1,110,568) for the quarter ended March 31, 2010, a decrease in rents received in advance from $533,406 for the quarter ended March 31, 2009 to $293,402 for the quarter ended March 31, 2010,  an increase in current rents receivable from $289,864 for the quarter ended March 31, 2009 to $503,970 for the quarter ended March 31, 2010, and an increase in accounts payable from $535,106 for the quarter ended March 31, 2009 to $795,106 for the quarter ended March 31, 2010.

Cash Flow from Investing Activities

Net cash used in investing activities decreased from $(1,970) for the quarter ended March 31, 2009 to ($201,389) for the quarter ended March 31, 2010.

Cash Flow from Financing Activities

Net cash provided by financing activities increased  from $(190,497) for the quarter ended March 31, 2009 to ($49,513) for the quarter ended March 31, 2010.  The increase is primarily the result of an increase on payments on convertible notes from $(55,148) for the quarter ended March 31, 2009 to $0 for the quarter ended March 31, 2010,  an increase in proceeds from loans payable - related party from $0 for the quarter ended March 31, 2009 to $3,077 for the quarter ended March 31, 2010, and a decrease from payments on loans payable - related party from $(40,077) for the quarter ended March 31, 2009 to $0 for the quarter ended March 31, 2010.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were $481,993 on March 31, 2010.

Property Transactions

Acquisitions

During the quarter ended March 31, 2010, we had no property acquisitions.

         Dispositions

                 During the quarter ended March 31, 2010, we had no property disposition.

Table of Content
RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2010 AS COMPARED TO MARCH 31, 2009

This section includes our actual results of operations for the quarter ended March 31, 2010 and 2009.  As of December 31, 2009, we owned wholly 18 commercial properties.  We generate substantially all of our operating income from property operations.

	March 31,
	2010	2009

Revenues	$2,597,629	$3,005,902

Operating Services	733,031	929,276
Real Estate Taxes	45,227	39,750
General and Administrative Expenses	437,764	833,467
Depreciation	462,797	669,559

Operating Income	918,810	533,850

Net Other Income	(2,041,524)	(1,917,073)

Net Income (Loss) Before Taxes	(1,122,714)	(1,383,223)
Provision for Income Taxes (Benefit)	(12,146)	47,065
Net Loss	$(1,110,568)	$(1,430,288)

Our net loss for the two quarters ended March 31, 2010 and 2009 was $(1,110,568) and $(1,430,288), respectively.  Revenues decreased from $3,005,902 for the quarter ended March 31, 2009 to $2,597,629 for the quarter ended March 31, 2010.

Rental Income and Tenant Reimbursements

Rental income from continuing operations for the quarter ended March 31, 2010 and 2009 were $1,955,717 and $2,399,600, respectively.

General and Administrative Expenses

General and administrative expenses from continuing operations for the quarter ended March 31, 2010 and 2009 were $437,764 and $833,467, respectively.

Table of Content

Property Taxes

Property taxes from continuing operations for the quarter ended March 31, 2010 and 2009 were $45,227 and $39,750, respectively.

Depreciation

Depreciation expense from continuing operations for the quarter ended March 31, 2010 and 2009 were $462,797 and $669,559, respectively.

Interest Expense

Interest expense from continuing operations for the quarter ended March 31, 2010 and 2009 were $1,913,795 and $1,796,582, respectively.

Table of Content

Contractual Obligations and Commercial Commitments

The Company has mortgages which are collateralized by most of the Company’s rental properties. As of March 31, 2010 and December 31, 2009 all of the Company’s properties, with a net book value of approximately US $87 million and US $93 million, respectively, are encumbered by the Company’s mortgages. Payments on mortgages are generally due in quarterly installments of principal and interest, or interest only.

The Company’s properties are primarily mortgaged through a € 100,000,000 financing agreement with the Bank of Scotland. The terms call for a pay down based on a percentage of the outstanding amount utilized (1.25% in year 1; 1.50% in years 2 & 3; 2.0% in years 4, 5 & 6) with maturity at 6 years from the initial drawdown which was December 27, 2007. Interest is due quarterly at Euribor + 1.32%. The agreement contains customary financial covenants which the Company is not in compliance with as of March 31, 2010 and December 31, 2009. In the fourth quarter of 2009, the Company borrowed approximately US $530,000 (€ 380,000) on the mortgage for amounts due under an interest rate swap agreement. The amount outstanding at March 31, 2010 and December 31, 2009 is US $106,730,472 (€ 79,324,022) and US $113,695,121 (€ 79,324,022), respectively. The remaining amount of the facility of approximately € 20,676,000 can be used for financing other properties (85% LTV/LTC). The mortgage is currently in default and as of March 31, 2010 approximately US $9,224,058 (€ 6,855,487) of interest, interest swap, late payment penalty and redemption due is in arrears.

The Company has an additional mortgage payable to SNS Bank. The amount outstanding on this mortgage at March 31, 2010 and December 31, 2009 is US $3,475,555 (€ 2,583,096) and US $3,756,752 (€ 2,621,051), respectively. The SNS Bank Mortgage is payable in monthly installments of $22,335. The mortgage bears a variable interest rate (monthly Euribor + 2%). The mortgage is collateralized by the land and buildings. The balloon payment due at maturity was not paid, however, the maturity date is extended each month upon the monthly payment of an extension fee.   The Company continues to make monthly payments.  The Company is currently in negotiations with SNS Bank to refinance the mortgage.

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

ITEM 4    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of March 31, 2010, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2010.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010.  In making this assessment, management used the criteria established in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of March 31, 2010.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The Company has not sold any equity securities during the quarter ended March 31, 2010.  Information with respect to previously reported sales prior to January 1, 2010 may be found in the Company’s prior filings.

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

ROYAL INVEST INTERNATIONAL CORP.
(Registrant)

Date: May 24, 2010	By: /s/ JERRY GRUENBAUM
Jerry Gruenbaum
Chief Executive Officer and

Date: May 24, 2010	By: /s/ NATHAN LAPKIN
Nathan Lapkin
President and Chief Financial Officer
and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Jerry Gruenbaum	Jerry Gruenbaum	CEO & Chairman	May 24, 2010
of the Board

/s/Nathan Lapkin	Nathan Lapkin	President, CFO,	May 24, 2010
& Director