Form 10-Q/A
period 2010-03-31
ROYAL INVEST INTERNATIONAL CORP.
filed 2010-05-24
CIK 1079574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

21.1	Subsidiaries of the Company, incorporated by reference to the Registrant's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2010.
31.1
Certification of CEO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 24, 2010.

31.2
Certification of CFO pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 24, 2010.

32.1
Certification of CEO Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 24, 2010.

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