Form 10-Q
period 2010-06-30
ROYAL INVEST INTERNATIONAL CORP.
filed 2010-08-23
CIK 1079574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter year ended June 30, 2010

Commission file number 000-27097

ROYAL INVEST INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0215778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Corporate Drive, Suite 234
Shelton, Connecticut, USA	06484
(Address of principal executive offices)	(Zip Code)

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

As of August 23, 2009, there were 150,208,861 shares of common stock of the registrant issued and outstanding.

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

PART I

ITEM 1           FINANCIAL STATEMENTS

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

CONTENTS
______________________________________________________________________________________

Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	Page 6

Consolidated Statements of Operations for the three months and six months ended June 30, 2010 and 2009 (Unaudited)	7

Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the six months ended June 30, 2010 (Unaudited) and for the year ended December 31, 2009	8

Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (Unaudited)	9

Notes to Consolidated Financial Statements (Unaudited)	10

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30		December 31,
2010		2009
	(Unaudited)
ASSETS

Rental Property
Land	$20,984,298	$24,636,955
Buildings	58,097,221	71,605,830
Improvements	1,975,671	2,298,069
Equipment	836,346	320,493
	81,893,536	98,861,347
Less - accumulated depreciation	(5,680,389)	(5,621,426)
Net Investment in Rental Property	76,213,147	93,239,921

Cash and Cash Equivalents	839,939	454,854
Current Rents Receivable, Net of Allowance for Doubtful Accounts of $ 230,731
as of June 30, 2010 and $251,544 as of December 31, 2009, respectively	1,355,132	1,446,172
Prepaid Expenses and Other Current Assets	1,322,009	229,699
Deferred Financing Costs, Net	1,554,099	2,088,497
Net VAT Receivable	25,851	36,008
Total Assets	$81,310,177	$97,495,151

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Mortgages Payable	$100,009,787	$117,451,873
Accounts Payable	2,611,145	4,097,371
Accrued Expenses and Other Liabilities	15,870	18,633
Accrued Interest	10,047,003	8,201,549
Accrued Interest - Related Parties	1,071,429	946,232
Income Taxes Payable	260,211	274,369
Loans Payable - Related Parties	1,496,801	1,758,059
Notes Payable - Related Parties	5,605,007	6,580,648
Convertible Notes	364,352	378,165
Rents Received in Advance	940,043	539,047
Tenants Security Deposits Payable	71,275	53,227
Deferred Income Taxes	662,839	1,092,920
Liability on Interest Rate Swap Agreement	10,502,509	9,219,470
Total Liabilities	133,658,271	150,611,563

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 1,000,000 shares authorized; 1,000 shares issued and outstanding	1	1
Common Stock, $0.001 par value; 300,000,000 shares authorized; 150,208,861 shares issued and outstanding	150,209	150,209
Additional Paid-In Capital	22,282,703	22,282,703
Accumulated Other Comprehensive Loss	(5,426,339)	(11,006,002)
Accumulated Deficit	(69,922,918)	(65,111,573)
Total RIIC Stockholders' Equity (Deficit)	(52,916,344)	(53,684,662)
Non-controlling Interests, Preferred Stock of Subsidiaries	568,250	568,250
Total Stockholders' Equity (Deficit)	(52,348,094)	(53,116,412)

Total Liablities and Stockholders' Equity (Deficit)	$81,310,177	$97,495,151

See notes to consolidated financial statements

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
REVENUES
Base Rents	$1,502,874	$2,400,548	$3,458,591	$4,800,148
Other Income	467,018	452,977	1,108,930	1,066,225
Total Revenues	1,969,892	2,853,525	4,567,521	5,866,373

EXPENSES
Operating Services	619,391	606,225	1,352,422	1,535,501
Real Estate Taxes	51,620	43,447	96,847	83,197
General and Administrative	748,982	615,126	1,186,746	1,455,539
Depreciation	441,076	697,663	903,873	1,367,222
Total Expenses	1,861,069	1,962,461	3,539,888	4,441,459

OPERATING INCOME	108,823	891,064	1,027,633	1,424,914

OTHER INCOME (EXPENSES)
Interest Expense	(1,839,934)	(1,878,597)	(3,753,909)	(3,675,179)
Amortization - Deferred Financing Costs	(117,414)	(125,410)	(244,963)	(245,817)
Loss From Property Damage	(2,103,466)	-	(2,103,466)	-
Currency Gain (Loss)	122	(1)	122	(85)
Net Other Income (Expenses)	(4,060,692)	(2,004,008)	(6,102,216)	(3,921,081)

Loss Before Income Taxes	(3,951,869)	(1,112,944)	(5,074,583)	(2,496,167)

Provision for Income Taxes (Benefit)	(251,092)	46,972	(263,238)	94,037

NET LOSS	$(3,700,777)	$(1,159,916)	$(4,811,345)	$(2,590,204)

Net Loss Per Common Share:
Basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted Average Common
Shares Outstanding:
Basic and diluted	150,208,861	150,208,861	150,208,861	150,208,861

See notes to consolidated financial statements

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

JUNE 30, 2010

									Non-controlling
						Accumulated		Total	Interests
					Aditional	Other		RIIC	Preferred	Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Stock of	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)	Subsidiaries	Equity (Deficit)

Balance at December 31, 2008 (Restated)	1,000	$1	150,208,861	$150,209	$22,282,703	$(6,322,009)	$(21,141,391)	$(5,030,487)	$568,250	$(4,462,237)

Components of Comprehensive Loss:

Foreign Currency Translation						(1,413,471)		(1,413,471)		(1,413,471)
Cash Flow Hedge						(3,270,522)		(3,270,522)		(3,270,522)

Net Loss for the Year Ended December 31, 2009							(43,970,182)	(43,970,182)		(43,970,182)

Total Comprehensive Loss								(48,654,175)		(48,654,175)

Balance at December 31, 2009	1,000	1	150,208,861	150,209	22,282,703	(11,006,002)	(65,111,573)	(53,684,662)	568,250	(53,116,412)

Components of Comprehensive Loss:

Foreign Currency Translation						6,862,702		6,862,702		6,862,702
Cash Flow Hedge						(1,283,039)		(1,283,039)		(1,283,039)

Net Loss for the Six Months Ended June 30 2010 (Unaudited)							(4,811,345)	(4,811,345)		(4,811,345)

Total Comprehensive Income (Unaudited)								768,318		768,318

Balance at June 30, 2010 (Unaudited)	1,000	$1	150,208,861	$150,209	$22,282,703	$(5,426,339)	$(69,922,918)	$(52,916,344)	$568,250	$(52,348,094)

See notes to consolidated financial statements.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,811,345)	$(2,590,204)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	903,873	1,367,222
Amortization - Deferred Financing Costs	244,963	245,817
Provision for Doubtful Accounts	17,962	102,673
Loss from Property Damage	2,103,466	-
Deferred Income Tax	(430,081)	(53,118)
Currency (Gain) Loss	(122)	85

Changes in operating assets and liabilities
(Increase) Decrease in:
Current Rents Receivable	(152,420)	(660,468)
Net VAT Receivable	5,252	-
Prepaid Expenses and Other Current Assets	(30,166)	(177,707)
Deposits	-	(1,481)
Increase (Decrease) in:
Accounts Payable	(957,746)	(658,351)
Net VAT Payable	-	78,919
Accrued Expenses and Other Liabilities	(79,830)	(1,381)
Accrued Interest	3,336,605	2,581,277
Accrued Interest - Related Parties	289,350	290,461
Income Taxes Payable	28,904	127,861
Rents Received in Advance	524,145	1,042,111
Tenants Security Deposits Payable	28,271	-
Net cash provided by operating activities	1,021,081	1,693,716

CASH FLOWS FROM INVESTING ACTIVITIES
Property Acquired	(633,969)	(74,032)
Net cash provided by (used in) investing activities	(633,969)	(74,032)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Mortgages Payable	(31,343)	(187,500)
Payments on Convertible Notes	-	(49,688)
Proceeds from Loans Payable - Related Parties	(664)	521,197
Payments on Loans Payable - Related Parties	-	(567,368)
Payments on Loans Payable - Other	-	(76,265)
Net cash used in financing activities	(32,007)	(359,624)

Net increase in cash and cash equivalents	355,105	1,260,060

Adjustment for change in exchange rate	29,980	69,767

Cash and cash equivalents, beginning of period	454,854	278,817

Cash and cash equivalents, end of period	$839,939	$1,608,644

See notes to consolidated financial statements

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE SIX MONTHS ENDED
	JUNE 30,
	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR
Interest	$68,818	$803,440
Taxes	$65,750	$19,294

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liability on Interest Rate Swap Agreement	$2,139,030	$1,969,588

See notes to consolidated financial statements

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Royal Invest International Corp., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), owns, operates and manages real estate, in Europe. At June 30, 2010 and December 31, 2009, the Company owned 18 properties. The properties aggregate approximately 88,077 square meters (approximately 948,053 square feet), which are comprised of office buildings and business centers.  The properties are located in Germany and the Netherlands.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of June 30, 2010, and for the six months ended June 30, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles and in accordance with the instructions for Form 10-Q and Item 210.8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 2010, the consolidated results of operations for the three and six months ended June 30, 2010 and 2009 and consolidated cash flows for the six months ended June 30, 2010 and 2009.  The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Restatement

As of December 31, 2008, the Company restated its consolidated balance sheet to reflect a derivative liability resulting from a cash flow hedge as disclosed in Note 6. The Company entered into an interest rate swap that at that time effectively converted the interest rate on the mortgage with the Bank of Scotland from Euribor + 1.32% to a fixed rate of 4.65%.  Consequently, as of June 30, 2009 and December 31, 2008, the Company has recorded a liability on interest rate swap agreement of US $7,918,536 (€ 6,486,350) and US $5,948,948 (€ 4,220,010), respectively, which increased comprehensive loss for the six months ended June 30, 2009 and the year ended December 31, 2008 to US $4,701,033 and US $22,901,812, respectively, and accumulated other comprehensive loss as of June 30, 2009 and December 31, 2008 to US $8,432,838 and US $6,322,009, respectively. The restatement had no affect on net loss or net loss per common share for the six months ended June 30, 2009 or the year ended December 31, 2008 or any previous period.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $4,811,345 for the six months ended June 30, 2010, has an accumulated deficit of $69,922,918 at June 30, 2010, is in default of one of its mortgages payable and related debt covenants at June 30, 2010, and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Foreign Currency Translation

The Company considers the EURO (“€”) to be its functional currency. Assets and liabilities were translated into US dollars (“US$”) as of June 30, 2010 and December 31, 2009 at the period end exchange rates of € 1.00 to US $1.2208 and € 1.00 to US $1.4333, respectively. Statement of Operations amounts for the six months ended June 30, 2010 and 2009 were translated using the average rates during the periods of € 1.00 to US $1.33054 and € 1.00 to US $1.33517, respectively.

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
JUNE 30, 2010
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

In June 2010, a rental property in Germany owned by one of the Company’s subsidiaries was partially damaged by a fire. Tenants remain in the undamaged section of the property. The Company has recorded a loss of US $2,103,466 (€ 1,580,912) in June 2010 which represents the estimated damages to the property, net of estimated insurance recovery.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

The Company and its subsidiaries file standalone U.S. federal and state and foreign corporate income tax returns. The Company does not believe it has any uncertain tax positions through the six months ending June 30, 2010. The Company is subject to U.S. federal and state income tax examinations by tax authorities for all tax periods. The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if any, in its income tax provision. The Company had no interest or penalties accrued at June 30, 2010 or December 31, 2009.

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
JUNE 30, 2010
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

Reclassifications

Certain 2009 revenue and expense items have been reclassified to conform to the June 30, 2010 presentation.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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
JUNE 30, 2010
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

On March 25, 2010, a Deed of Assignment (“Assignment”) was signed by the Company, ECM Participations B.V. and Penny International B.V. (“Penny”) following the outcome of the consequences of the pledge agreement signed by ECM for its funding. Consequently, all amounts previously owed by the Company to ECM, including accrued interest up to March 31, 2010, were assigned to Penny. The Managing Director of RIE and RIDS is also the statutory director of Penny. The Assignment includes, as of March 31, 2010, the above note payable of € 1,091,257 (US $1,468,286) and related accrued interest of € 151,173 (US $203,403) (see Note 10).

As of June 30, 2010, the above notes, which total € 4,591,257 (US $5,605,007), are outstanding.

On October 9, 2007, the board of directors approved the issuance of a 6% approximately US $143,000 (€ 100,000) convertible promissory note which can be converted prior to October 9, 2010 at the option of the holder into shares of common stock at a fixed conversion price of $1.25 per share. During 2009, approximately US $50,000 (€ 35,000) was paid on the note. The balance outstanding at June 30, 2010 is US $79,352 (€ 65,000).

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

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE 5 – MORTGAGES PAYABLE

The Company has mortgages which are collateralized by most of the Company’s rental properties. As of June 30, 2010 and December 31, 2009 all of the Company’s properties, with a net book value of approximately US $76 million and US $93 million, respectively, are encumbered by the Company’s mortgages. Payments on mortgages are generally due in quarterly installments of principal and interest, or interest only.

The Company’s properties are primarily mortgaged through a € 100,000,000 financing agreement with the Bank of Scotland. The terms call for a pay down based on a percentage of the outstanding amount utilized (1.25% in year 1; 1.50% in years 2 & 3; 2.0% in years 4, 5 & 6) with maturity at 6 years from the initial drawdown which was December 27, 2007. Interest is due quarterly at Euribor + 1.32%. The agreement contains customary financial covenants which the Company is not in compliance with as of June 30, 2010 and December 31, 2009. In the fourth quarter of 2009, the Company borrowed approximately US $530,000 (€ 380,000) on the mortgage for amounts due under an interest rate swap agreement. The amount outstanding at June 30, 2010 and December 31, 2009 is US $96,383,765 (€ 79,324,022) and US $113,695,121 (€ 79,324,022), respectively. The remaining amount of the facility of approximately € 20,676,000 can be used for financing other properties (85% LTV/LTC). The mortgage is currently in default and as of June 30, 2010 approximately US $9,929,620 (€ 8,133,699) of interest, interest swap, late payment penalty and redemption due is in arrears.

The Company has an additional mortgage payable to SNS Bank. The amount outstanding on this mortgage at June 30, 2010 and December 31, 2009 is US $3,171,022 (€ 2,597,495) and US $3,756,752 (€ 2,621,051), respectively. The SNS Bank Mortgage is payable in monthly installments of $22,335. The mortgage bears a variable interest rate (monthly Euribor + 2%). The mortgage is collateralized by the land and buildings. The balloon payment due at maturity was not paid, however, the maturity date is extended each month upon the monthly payment of an extension fee.   The Company continues to make monthly payments.  The Company is currently in negotiations with SNS Bank to refinance the mortgage.

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
JUNE 30, 2010
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

Following is an analysis of the changes in the net unrealized loss on cash flow hedges included in accumulated other comprehensive income:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Balance, beginning of period	$(9,219,470)	$(5,948,948)
Net unrealized loss for the period	(1,283,039)	(3,270,522)

Balance, end of period	$(10,502,509)	$(9,219,470)

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
JUNE 30, 2010
(UNAUDITED)

NOTE 6 – CASH FLOW HEDGE (CONTINUED)

The following tables present the assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

Fair Value Measurements at Reporting Date Using
Quoted
Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2010 (Unaudited)	(Level 1)	(Level 2)	(Level 3)

Assets	$--	$--	$--	$--

Total assets	$--	$--	$--	$--

Liabilities
Derivative
instruments	$10,502,509	$--	$10,502,509	$--

	$10,502,509	$--	$10,502,509	$--

Fair Value Measurements at Reporting Date Using
Quoted
Prices
		In Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Assets	$--	$--	$--	$--

Total assets	$--	$--	$--	$--

Liabilities
Derivative
instruments	$9,219,470	$--	$9,219,470	$--

	$9,219,470	$--	$9,219,470	$--

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE 7 - TENANT LEASES

At June 30, 2010 and December 31, 2009, the Properties are leased to tenants under various operating leases expiring through 2022. The leases provide for annual base rents and the pass-through of charges for electrical usage. On an ongoing basis lease contracts are renegotiated and extended.

At December 31, 2009 future minimum rentals to be received under non-cancelable operating leases over the next five years and in the aggregate are as follows:

Year	Amount
2010	$5,798,630
2011	3,632,861
2012	3,196,267
2013	2,202,788
2014	1,283,230
Thereafter	1,334,252

Total	$17,448,028

NOTE 8 – INCOME TAXES

Income tax (benefit) expense consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
United States	$--	--	$--	$
Foreign	71,823	3,604	166,843	147,155
	71,823	3,604	166,843	147,155

Deferred:
United States	--	--	--	--
Foreign	(322,915)	43,368	(430,081)	(53,118)
	(322,915)	43,368	(430,081)	(53,118)

Totals	$(251,092)	$46,972	$(263,238)	$94,037

 ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE 8 – INCOME TAXES (CONTINUED)

Pre-tax income (loss) consisted of the following:
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

United States	$(19,991)	$(61,497)	$(13,806)	$(282,885)
Foreign	(3,931,878)	(1,051,447)	(5,060,777)	(2,213,282)

	$(3,951,869)	$(1,112,944)	$(5,074,583)	$(2,496,167)

The income tax expense differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
United States Statutory Corporate
Income Tax Rate	(34.0)%	(34.0)%	(34.0)%	(34.0)%
Permanent Differences	--	--	--	--
Change in Valuation Allowance on
Deferred Tax Assets	34.0%	34.0%	34.0%	34.0%
Effect of Foreign Earnings, Net of
Allowable Credits	(6.4)%	4.2%	(5.2)%	3.8%
Income Tax	(6.4)%	4.2%	(5.2)%	3.8%

The components of deferred tax assets (liabilities) at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010 (Unaudited)	December 31, 2009

Deferred Tax Assets (Liabilities) – Long Term
Net Operating Losses	$783,000	$779,000
Property	(662,839)	(1,092,920)

Valuation Allowance	(783,000)	(779,000)

Net Deferred Tax Liability	$(662,839)	$(1,092,920)

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE 8 – INCOME TAXES (CONTINUED)

The Company has established a full valuation allowance on its deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by approximately US $4,000 and US $40,000 in the six months ended June 30, 2010 and the year ended December 31, 2009, respectively.

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

 ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 and 300,000,000 shares of common stock, par value $0.001 per share.   At June 30, 2010 and December 31, 2009 there were 1,000 shares of preferred stock and 150,208,861 common shares issued and outstanding.  The preferred shareholders have the right to appoint one member to the Board of Directors and the right to request the Board of Directors to call for a shareholders’ meeting. The preferred shares were issued in conjunction with the MTMN B.V. property acquisition.

NOTE 10 – RELATED PARTY TRANSACTIONS

At June 30, 2010 and December 31, 2009, the Company had loans payable to related parties of US $1,496,801 and US $1,758,059, respectively, of which US $1,161,865 and US $1,364,106, respectively, was payable to two note holders, primarily due to the premiums incurred on the debt modification dated June 30, 2008 (see Note 4). The US $1,161,865 and US $1,364,106 at June 30, 2010 and December 31, 2009, respectively, is payable on demand and bears interest at 8%.

At March 31, 2010, pursuant to the Assignment signed by the Company, ECM Participations B.V. and Penny International B.V., above loans payable in the amount of € 490,372 (US $659,305) and related accrued interest of € 68,405 (US $91,971) were assigned by ECM to Penny (see Note 4).

Loans totaling US $275,602 and US $318,995 at June 30, 2010 and December 31, 2009, respectively, are unsecured and bear a variable interest rate (Eurobor + 2%).

Loans totaling US $59,334 and US $74,958 at June 30, 2010 and December 31, 2009, respectively, are unsecured and are non-interest bearing.

Effective October 22, 2008, the shareholders approved the appointment of Mr. Lambert Kassing as the new Managing Director of RIE and RIDS.  Mr. Kassing is to provide management services to the Company, as defined in the agreement with Sterk Trading BvbA, for compensation of €15,000 (approximately US $22,000) per month, commencing October 22, 2008, for an indefinite period (with a minimum term of one year),  subject to one month written notice by either party. The Company incurred approximately US $120,000 and US $120,000 in expense under this agreement during the six months ended June 30, 2010 and 2009, respectively.

On October 22, 2008, the Company entered into a new Legal Services Agreement with SEC ATTORNEYS LLC in which Jerry Gruenbaum, the CEO of the Company is the Managing Member.  Under said Legal Services Agreement, the Company agreed to pay SEC ATTORNEYS LLC €12,500 (approximately US $18,000) per month for one year and thereafter for an indefinite period subject to one month written notice by either party to provide legal service to the Company and to provide a CEO and CFO for the Company. The new agreement became effective December 1, 2008. The Company incurred approximately US $100,000 and US $96,000 in expense under this agreement in the six months ended June 30, 2010 and 2009, respectively. There is approximately US $400,000 and US $403,000 payable as of June 30, 2010 and December 31, 2009, respectively.

On May 25, 2007 the Company entered into a Consulting Agreement with ECM Participations B.V. [formerly ECM Hoff Holding B.V.] in which the then Managing Director of the Company's subsidiary Royal Invest Europe B.V. is a shareholder, to secure financing for the Company and to fund its planned acquisitions.  ECM was to be paid up to a 2% finders fee for securing funding from a bank, and up to 8% finder's fee for securing funding from investors for the Company. The Company incurred a fee of approximately € 1,594,000 (US $2,352,000) upon the successful completion of funding with the Bank of Scotland. Effective May 20, 2008, the Company and ECM mutually agreed to cancel the Consulting Agreement as it relates to future funding arrangements.  Commissions earned prior to the effective date of the cancellation agreement are due and payable to ECM. At June 30, 2010 and December 31, 2009, € 157,322 (US $192,059) and € 157,322 (US $225,442) is outstanding, respectively. At March 31, 2010, pursuant to the Assignment signed by the Company, ECM Participations B.V. and Penny International B.V. (see Note 4), this amount was assigned by ECM to Penny.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

NOTE 12 - COMMITTMENTS AND CONTINGENCIES (CONTINUED)

If the Company makes these payments timely, Bloemers will release the Company from any and all liabilities that have arisen from the purchase agreement dated July 19, 2007. If any payment is not made on or before its due date, an amount of € 650,000 (approximately US $932,000) will be immediately due and payable plus any remaining payments due under the settlement agreement. Additionally, Bloemers will be entitled to the original amounts under the purchase agreement less any amounts already paid plus any additional costs.  As of June 30, 2010, the Company has made the required payments and a total of US $549,360 (€ 450,000) is due. In the six months ended June 30, 2009, the Company paid US $280,385 (€ 210,000) in interest and US $90,661 (€ 67,902) in operating costs, respectively. No interest or operating costs were paid in the six months ended June 30, 2010.

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
JUNE 30, 2010
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

NOTE 13 – SUBSEQUENT EVENTS

In August 2010, the Company entered into a purchase agreement with an unrelated party and sold 120 shares (of the 130 shares owned by the Company and outstanding as of that date) of RIGP1 at a purchase price of €1.00. The Company will retain ownership of the remaining 10 shares of RIGP1. RIGP1 had an excess of liabilities over assets of approximately US $513,000 (approximately € 420,000) as of June 30, 2010. The Company estimates that it will realize a gain on the sale of approximately US $660,000 (approximately € 495,000).

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

Cost Capitalization and Depreciation Policies

We review all expenditures and capitalize any item exceeding $2,500 deemed to be an upgrade or a tenant improvement with an expected useful life greater than one year.  Land, buildings and amenities are stated at cost.  Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets.  Buildings and improvements have estimated useful lives between 25-50 years, land improvements have estimated useful lives of 10 years and amenities have estimated useful lives of 5 years.  Acquired above and below market leases are amortized on a straight-line basis over the life of the related leases as an adjustment to rental income.  Acquired in place lease origination cost is amortized over the life of the lease as a component of amortization expense.

Liquidity and Capital Resources

                 Our most liquid asset is our cash.  Operating income generated by the properties will be the primary source from which we generate cash.  Our main uses of cash will relate to capital expenditures, required payments of mortgages and notes payable, distributions and property taxes.

Cash Flow from Operating Activities

Net cash provided by operating activities decreased from $1,693,716 for the six months ended June 30, 2009 to 1,021,081 for the six months ended June 30, 2010.  The decrease is primarily the result of an increase in the net loss from $(2,590,204) for the six months ended June 30, 2009 to $(4,811,345) for the six months ended June 30, 2010 and the increase in the loss from property damage from $0 for the six months ended June 30, 2009 to $2,103,466 for the six months ended June 30, 2010.

Cash Flow from Investing Activities

Net cash provided by investing activities decreased from $(74,032) for the six months ended March 31, 2009 to $(633,969) for the six months ended June 30, 2010.   The increase is the result of an increase in payments for property from $74,032 for the six months ended June 30, 2009 to $633,969 for the six months ended June 30, 2010,

Cash Flow from Financing Activities

Net cash used in financing activities decreased  from $(359,624) for the six months ended June 30, 2010 to ($32,007) for the six months ended March 31, 2010.  The decrease is primarily the result of a decrease from proceeds from loans payable - related party from $521,197 for the six months ended June 30, 2009 to ($664) for the six months ended June 30, 2010 ,  and an increase in payments on loans to related parties from ($567,368) for the six months ended June 30, 2009 to $0 for the six months ended June 30, 2010.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were $839,939 on June 30, 2010.

Property Transactions

Acquisitions

During the quarter ended June 30, 2010, we had no property acquisitions.

         Dispositions

                 During the quarter ended June 30, 2010,  we had no property disposition.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2010 AS COMPARED TO JUNE 30, 2009

This section includes our actual results of operations for the quarter ended June 30, 2010 and 2009.  As of June 30, 2010, we owned wholly 18 commercial properties.  We generate substantially all of our operating income from property operations.

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
Revenues	$1,969,892	$2,853,525	$4,567,521	$5,866,373

Operating Services	619,391	606,225	1,352,422	1,535,501
Real Estate Taxes	51,620	43,447	96,847	83,197
General and Administrative	748,982	615,126	1,186,746	1,455,539
Depreciation	441,076	697,663	903,873	1,367,222

Operating Income	108,823	891,064	1,027,633	1,424,914

Net Other Expenses	(4,060,692)	(2,004,008)	(6,102,216)	(3,921,081)

Loss Before Income Taxes	(3,951,869)	(1,112,944)	(5,074,583)	(2,496,167)
Provision for Income Taxes (Benefit)	(251,092)	46,972	(263,238)	94,037
Net Loss	$(3,700,777)	$(1,159,916)	$(4,811,345)	$(2,590,204)

Our net loss for the two quarters ended June 30, 2010 and 2009 was $(3,700,777) and $(1,159,916), respectively.  Revenues decreased from $2,853,525 for the quarter ended June 30, 2010 to $1,969,892 for the quarter ended June 30, 2010.

Rental Income and Tenant Reimbursements

Rental income from continuing operations for the quarter ended June 30, 2010 and 2009 were $1,502,874 and $2,400,548, respectively.

General and Administrative Expenses

General and administrative expenses from continuing operations for the quarter ended June 30, 2010 and 2009 were $748,982 and $615,126, respectively.

Property Taxes

Property taxes from continuing operations for the quarter ended June 30, 2010 and 2009 were $51,620 and $43,447, respectively.

Depreciation

Depreciation expense from continuing operations for the quarter ended June 30, 2010 and 2009 were $441,076 and $697,663, respectively.

Interest Expense

Interest expense from continuing operations for the quarter ended June 30, 2010 and 2009 were $1,839,934 and $1,878,597, respectively.

Contractual Obligations and Commercial Commitments

The Company has mortgages which are collateralized by most of the Company’s rental properties. As of June 30, 2010 and December 31, 2009 all of the Company’s properties, with a net book value of approximately US $76 million and US $93 million, respectively, are encumbered by the Company’s mortgages. Payments on mortgages are generally due in quarterly installments of principal and interest, or interest only.

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

ITEM 4    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of June 30, 2010, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2010.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010.  In making this assessment, management used the criteria established in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of June 30, 2010.

Changes in Internal Control Over Financial Reporting- There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 7, 2008 a judgement was awarded to Jeff and Deborah Hilger in the amount of $22,408 for a unpaid Promissory Note including costs and fees.  The judgement has not been paid to date.  There is no other past, pending or, to the Company’s knowledge, threatened litigation or administrative action which has or is expected by the Company’s management to have a material effect upon our Company’s business, financial condition or operations, including any litigation or action involving our Company’s officers, directors, or other key personnel.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The Company has not sold any equity securities during the quarter ended June 30, 2010.  Information with respect to previously reported sales prior to January 1, 2010 may be found in the Company’s prior filings.

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

ITEM 4             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the second quarter of the year ended June 30, 2010.

ITEM 5    OTHER INFORMATION

None.

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

ROYAL INVEST INTERNATIONAL CORP.
(Registrant)

Date: August 23, 2010	By: /s/ JERRY GRUENBAUM
Jerry Gruenbaum
Chief Executive Officer and

Date: August 23, 2010	By: /s/ NATHAN LAPKIN
Nathan Lapkin
President and Chief Financial Officer
and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Jerry Gruenbaum	Jerry Gruenbaum	CEO & Chairman	August 23, 2010
of the Board

/s/Nathan Lapkin	Nathan Lapkin	President, CFO,	August 23, 2010
& Director