Form 10-Q
period 2010-09-30
ROYAL INVEST INTERNATIONAL CORP.
filed 2010-11-22
CIK 1079574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter year ended September 30, 2010

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

As of November 22, 2009, there were 150,208,861 shares of common stock of the registrant issued and outstanding.

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

PART I

ITEM 1           FINANCIAL STATEMENTS

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

CONTENTS
______________________________________________________________________________________

Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	Page 6

Consolidated Statements of Operations for the three months and nine months ended September 30, 2010 and 2009 (Unaudited)	7

Consolidated Statements of Changes in Stockholders' Deficiency for the nine months ended September 30, 2010 (Unaudited) and for the year ended December 31, 2009	8

Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (Unaudited)	9

Notes to Consolidated Financial Statements (Unaudited)	11

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30		December 31,
2010		2009
(Unaudited)
ASSETS

Rental Property
Land	$22,759,420	$24,636,955
Buildings	62,328,085	71,605,830
Improvements	2,202,886	2,298,069
Equipment	1,247,165	320,493
	88,537,556	98,861,347
Less - accumulated depreciation	(6,363,222)	(5,621,426)
Net Investment in Rental Property	82,174,334	93,239,921

Cash and Cash Equivalents	556,818	454,854
Current Rents Receivable, Net of Allowance for Doubtful Accounts of $ 269,518
as of September 30, 2010 and $251,544 as of December 31, 2009	1,038,834	1,446,172
Prepaid Expenses and Other Current Assets	155,158	229,699
Deferred Financing Costs, Net	1,607,527	2,088,497
Loans Receivable - Related Parties	59,875	-
Net VAT Receivable	-	36,008
Total Assets	$85,592,546	$97,495,151

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Mortgages Payable	$107,975,858	$117,451,873
Accounts Payable	2,708,782	4,097,371
Accrued Expenses and Other Liabilities	2,718	18,633
Accrued Interest	12,950,779	8,201,549
Accrued Interest - Related Parties	1,345,141	946,232
Income Taxes Payable	131,092	274,369
Loans Payable - Related Parties	767,402	1,758,059
Notes Payable - Related Parties	6,249,619	6,580,648
Convertible Notes	373,478	378,165
Rents Received in Advance	706,332	539,047
Tenants Security Deposits Payable	81,836	53,227
Deferred Income Taxes	726,317	1,092,920
Liability on Interest Rate Swap Agreement	10,841,408	9,219,470
Total Liabilities	144,860,762	150,611,563

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 1,000,000 shares authorized; 1,000 shares issued and outstanding	1	1
Common Stock, $0.001 par value; 300,000,000 shares authorized; 150,208,861 shares issued and outstanding	150,209	150,209
Additional Paid-In Capital	22,282,703	22,282,703
Accumulated Other Comprehensive Loss	(10,784,765)	(11,006,002)
Accumulated Deficit	(71,484,614)	(65,111,573)
Total RIIC Stockholders' Deficiency	(59,836,466)	(53,684,662)
Non-controlling Interests, Preferred Stock of Subsidiaries	568,250	568,250
Total Stockholders' Deficiency	(59,268,216)	(53,116,412)

Total Liablities and Stockholders' Deficiency	$85,592,546	$97,495,151

See notes to consolidated financial statements

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
REVENUES
Base Rents	$1,373,271	$2,687,065	$4,831,862	$7,487,213
Other Income	317,306	228,167	1,426,236	1,294,392
Total Revenues	1,690,577	2,915,232	6,258,098	8,781,605

EXPENSES
Operating Services	870,676	801,508	2,223,098	2,337,009
Real Estate Taxes	42,818	65,088	139,665	148,285
General and Administrative	411,665	482,756	1,598,411	1,938,295
Depreciation	393,212	632,620	1,297,085	1,999,842
Total Expenses	1,718,371	1,981,972	5,258,259	6,423,431

OPERATING INCOME (LOSS)	(27,794)	933,260	999,839	2,358,174

OTHER INCOME (EXPENSES)
Interest Expense	(1,703,271)	(2,005,328)	(5,457,180)	(5,680,507)
Amortization - Deferred Financing Costs	(111,344)	(131,656)	(356,307)	(377,473)
Loss From Property Damage	-	-	(2,103,466)	-
Gain From Sale of Subsidiary	268,377	-	268,377	-
Currency Gain (Loss)	(5)	(2)	117	(87)
Net Other Income (Expenses)	(1,546,243)	(2,136,986)	(7,648,459)	(6,058,067)

Loss Before Income Taxes	(1,574,037)	(1,203,726)	(6,648,620)	(3,699,893)

Provision for Income Taxes (Benefit)	(12,341)	39,834	(275,579)	133,871

NET LOSS	$(1,561,696)	$(1,243,560)	$(6,373,041)	$(3,833,764)

Net Loss Per Common Share:
Basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)

Weighted Average Common
Shares Outstanding:
Basic and diluted	150,208,861	150,208,861	150,208,861	150,208,861

See notes to consolidated financial statements

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

SEPTEMBER 30, 2010

									Non-controlling
						Accumulated		Total	Interests
					Aditional	Other		RIIC	Preferred	Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'	Stock of	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficiency	Subsidiaries	Deficiency

Balance at December 31, 2008 (Restated)	1,000	$1	150,208,861	$150,209	$22,282,703	$(6,322,009)	$(21,141,391)	$(5,030,487)	$568,250	$(4,462,237)

Components of Comprehensive Loss:

Foreign Currency Translation						(1,413,471)		(1,413,471)		(1,413,471)
Cash Flow Hedge						(3,270,522)		(3,270,522)		(3,270,522)

Net Loss for the Year Ended December 31, 2009							(43,970,182)	(43,970,182)		(43,970,182)

Total Comprehensive Loss								(48,654,175)		(48,654,175)

Balance at December 31, 2009	1,000	1	150,208,861	150,209	22,282,703	(11,006,002)	(65,111,573)	(53,684,662)	568,250	(53,116,412)

Components of Comprehensive Loss:

Foreign Currency Translation						1,843,175		1,843,175		1,843,175
Cash Flow Hedge						(1,621,938)		(1,621,938)		(1,621,938)

Net Loss for the Nine Months Ended September 30 2010 (Unaudited)							(6,373,041)	(6,373,041)		(6,373,041)

Total Comprehensive Loss (Unaudited)								(6,151,804)		(6,151,804)

Balance at September 30, 2010 (Unaudited)	1,000	$1	150,208,861	$150,209	$22,282,703	$(10,784,765)	$(71,484,614)	$(59,836,466)	$568,250	$(59,268,216)

See notes to consolidated financial statements.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,373,041)	$(3,833,764)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,297,085	1,999,842
Amortization - Deferred Financing Costs	356,307	377,473
Provision for Doubtful Accounts	29,030	140,158
Loss from Property Damage	2,103,466	-
Gain on Sale of Subsidiary	(268,377)	-
Deferred Income Tax	(295,373)	(41,654)
Currency (Gain) Loss	(117)	87

Changes in operating assets and liabilities
(Increase) Decrease in:
Current Rents Receivable	(275,891)	(959,246)
Net VAT Receivable	(20,965)	-
Prepaid Expenses and Other Assets	25,014	49,474
Deposits	-	-
Increase (Decrease) in:
Accounts Payable	(960,998)	(1,037,156)
Net VAT Payable	-	(90,049)
Accrued Expenses and Other Liabilities	2,576	(1,413)
Accrued Interest	4,892,596	3,394,688
Accrued Interest - Related Parties	423,221	448,521
Income Taxes Payable	19,794	214,213
Rents Received in Advance	184,262	399,572
Tenants Security Deposits Payable	29,655	-
Net cash provided by operating activities	1,168,244	1,060,746

CASH FLOWS FROM INVESTING ACTIVITIES
Property Acquired	(912,978)	(154,967)
Cash on Subsidiary Sold	(16,293)	-
Net cash used in investing activities	(929,271)	(154,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Mortgages Payable	(30,419)	(290,831)
Payments on Convertible Notes	-	(46,152)
Proceeds from Loans Payable - Related Parties	18,261	596,780
Payments on Loans Payable - Related Parties	(26,190)	(643,706)
Payments on Loans Payable - Other	-	(156,149)
Net cash used in financing activities	(38,348)	(540,058)

Net increase in cash and cash equivalents	200,625	365,721

Adjustment for change in exchange rate	(98,661)	(20,443)

Cash and cash equivalents, beginning of period	454,854	278,817

Cash and cash equivalents, end of period	$556,818	$624,095

See notes to consolidated financial statements

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR
Interest	$141,363	$1,837,298
Taxes	$65,750	$19,294

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Liability on Interest Rate Swap Agreement	$1,976,935	$4,546,180
Rents Receivable Assigned to Related Party Loans Payable	$564,002	$-

See notes to consolidated financial statements

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Royal Invest International Corp., a Delaware corporation, together with its subsidiaries (collectively, the “Company”), owns, operates and manages real estate, in Europe. At September 30, 2010, the Company owned 17 properties located in the Netherlands. The properties aggregate approximately 77,594 square meters (approximately 835,215 square feet), which are comprised of office buildings and business centers.  Effective June 30, 2010, the Company sold its majority ownership in Royal Invest Germany Properties 1 B.V. (“RIGP1”), a wholly-owned subsidiary which owned the Company’s sole property in Germany (see Note 13). At December 31, 2009, the Company owned 18 properties located in Germany and the Netherlands. The properties aggregated approximately 88,077 square meters (approximately 948,053 square feet).

Basis of Presentation

The accompanying unaudited interim consolidated financial statements as of September 30, 2010, and for the nine months ended September 30, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles and in accordance with the instructions for Form 10-Q and Item 210.8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, the financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 2010, the consolidated results of operations for the three and nine months ended September 30, 2010 and 2009 and consolidated cash flows for the nine months ended September 30, 2010 and 2009.  The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company and management’s discussion and analysis of financial condition and results of operations included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

Restatement

As of December 31, 2008, the Company restated its consolidated balance sheet to reflect a derivative liability resulting from a cash flow hedge as disclosed in Note 6. The Company entered into an interest rate swap that at that time effectively converted the interest rate on the mortgage with the Bank of Scotland from Euribor + 1.32% to a fixed rate of 4.65%.  Consequently, as of September 30, 2009 and December 31, 2008, the Company has recorded a liability on interest rate swap agreement of US $10,495,128 (€ 7,192,385) and US $5,948,948 (€ 4,220,010), respectively, which increased comprehensive loss for the nine months ended September 30, 2009 and the year ended December 31, 2008 to US $8,576,760 and US $22,901,812, respectively, and accumulated other comprehensive loss as of September 30, 2009 and December 31, 2008 to US $11,065,005 and US $6,322,009, respectively. The restatement had no affect on net loss or net loss per common share for the nine months ended September 30, 2009 or the year ended December 31, 2008 or any previous period.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss of $6,373,041 for the nine months ended September 30, 2010, has an accumulated deficit of $71,484,614 at September 30, 2010, is in default of its mortgage payable and related debt covenants at September 30, 2010, and there are existing uncertain conditions which the Company faces relative to its obtaining financing and capital in the equity markets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Foreign Currency Translation

The Company considers the EURO (“€”) to be its functional currency. Assets and liabilities were translated into US dollars (“US$”) as of September 30, 2010 and December 31, 2009 at the period end exchange rates of € 1.00 to US $1.3612 and € 1.00 to US $1.4333, respectively. Statement of Operations amounts for the nine months ended September 30, 2010 and 2009 were translated using the average rates during the periods of € 1.00 to US $1.29021 and € 1.00 to US $1.36685, respectively.

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
SEPTEMBER 30, 2010
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

In June 2010, a rental property in Germany owned by RIGP1 was partially damaged by a fire. Tenants remain in the undamaged section of the property. The Company recorded a loss of US $2,103,466 (€ 1,580,912) in June 2010 which represents the estimated damages to the property, net of estimated insurance recovery.  Effective June 30, 2010, the Company sold its majority ownership in RIGP1 which owned the Company’s sole property in Germany (see Note 13).

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

Royal Invest Germany Properties 1 BV (“RIGP1”) (formerly Rico Staete B.V.), a Dutch corporation and one of the subsidiaries of the Company presently owns one real estate property located in Germany. The rental income is originating from a German tenant in Germany and therefore is subject to German tax laws. RIGP1 declares and pays the income tax according to German tax rules. Since RIGP1 is a Dutch corporation, it is also subject to Dutch tax laws and therefore also needs to do income tax declarations in the Netherlands. The difference between the German and the Dutch income tax is payable in the Netherlands (see Note 13).

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

The Company and its subsidiaries file standalone U.S. federal and state and foreign corporate income tax returns. The Company does not believe it has any uncertain tax positions through the nine months ending September 30, 2010. The Company is subject to U.S. federal and state income tax examinations by tax authorities for all tax periods. The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if any, in its income tax provision. The Company had no interest or penalties accrued at September 30, 2010 or December 31, 2009.

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
SEPTEMBER 30, 2010
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

Reclassifications

Certain 2009 revenue and expense items have been reclassified to conform to the September 30, 2010 presentation.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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
SEPTEMBER 30, 2010
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

As of September 30, 2010, the above notes, which total € 4,591,257 (US $6,249,619), are outstanding.

On October 9, 2007, the board of directors approved the issuance of a 6% approximately US $143,000 (€ 100,000) convertible promissory note which can be converted prior to October 9, 2010 at the option of the holder into shares of common stock at a fixed conversion price of $1.25 per share. During 2009, approximately US $50,000 (€ 35,000) was paid on the note. The balance outstanding at September 30, 2010 is US $88,478 (€ 65,000).

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

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 5 – MORTGAGES PAYABLE

The Company has mortgages which are collateralized by most of the Company’s rental properties. As of September 30, 2010 and December 31, 2009 all of the Company’s properties, with a net book value of approximately US $82 million and US $93 million, respectively, are encumbered by the Company’s mortgages. Payments on mortgages are generally due in quarterly installments of principal and interest, or interest only.

The Company’s properties are primarily mortgaged through a € 100,000,000 financing agreement with the Bank of Scotland. The terms call for a pay down based on a percentage of the outstanding amount utilized (1.25% in year 1; 1.50% in years 2 & 3; 2.0% in years 4, 5 & 6) with maturity at 6 years from the initial drawdown which was December 27, 2007. Interest is due quarterly at Euribor + 1.32%. The agreement contains customary financial covenants which the Company is not in compliance with as of September 30, 2010 and December 31, 2009. In the fourth quarter of 2009, the Company borrowed approximately US $530,000 (€ 380,000) on the mortgage for amounts due under an interest rate swap agreement. The amount outstanding at September 30, 2010 and December 31, 2009 is US $107,975,858 (€ 79,324,022) and US $113,695,121 (€ 79,324,022), respectively. The remaining amount of the facility of approximately € 20,676,000 can be used for financing other properties (85% LTV/LTC). The mortgage is currently in default and as of September 30, 2010 approximately US $12,811,712 (€ 9,412,072) of interest and late payment penalty due is in arrears.

The Company had an additional mortgage payable to SNS Bank at December 31, 2009 on its property in Germany. The amount outstanding on this mortgage was US $3,756,752 (€ 2,621,051) (See Note 13).

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
SEPTEMBER 30, 2010
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

Following is an analysis of the changes in the net unrealized loss on cash flow hedges included in accumulated other comprehensive loss:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Balance, beginning of period	$(9,219,470)	$(5,948,948)
Net unrealized loss for the period	(1,621,938)	(3,270,522)

Balance, end of period	$(10,841,408)	$(9,219,470)

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
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 6 – CASH FLOW HEDGE (CONTINUED)

The following tables present the assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.  The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

Fair Value Measurements at Reporting Date Using
Quoted Prices
		In Active Markets for	Significant Other	Significant
	September 30, 2010	Identical Assets	Observable Inputs	Unobservable Inputs
	(Unaudited)	(Level 1)	(Level 2)	(Level 3)

Assets	$--	$--	$--	$--

Total assets	$--	$--	$--	$--

Liabilities
Derivative
instruments	$10,841,408	$--	$10,841,408	$--

	$10,841,408	$--	$10,841,408	$--

Fair Value Measurements at Reporting Date Using
Quoted Prices
		In Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets	$--	$--	$--	$--

Total assets	$--	$--	$--	$--

Liabilities
Derivative
instruments	$9,219,470	$--	$9,219,470	$--

	$9,219,470	$--	$9,219,470	$--

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 7 - TENANT LEASES

At September 30, 2010 and December 31, 2009, the Properties are leased to tenants under various operating leases expiring through 2022. The leases provide for annual base rents and the pass-through of charges for electrical usage. On an ongoing basis lease contracts are renegotiated and extended.

At December 31, 2009 future minimum rentals to be received under non-cancelable operating leases over the next five years and in the aggregate are as follows:

Year	Amount
2010	$5,798,630
2011	3,632,861
2012	3,196,267
2013	2,202,788
2014	1,283,230
Thereafter	1,334,252

Total	$17,448,028

NOTE 8 – INCOME TAXES

Income tax (benefit) expense consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
United States	$--	--	$--	$
Foreign	(75,819)	28,370	91,024	175,525
	(75,819)	28,370	91,024	175,525

Deferred:
United States	--	--	--	--
Foreign	63,478	11,464	(366,603)	(41,654)
	63,478	11,464	(366,603)	(41,654)

Totals	$(12,341)	$39,834	$(275,579)	$133,871

 ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 8 – INCOME TAXES (CONTINUED)

Pre-tax income (loss) consisted of the following:
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

United States	$13,659	$13,393	$(147)	$(269,492)
Foreign	(1,587,696)	(1,217,119)	(6,648,473)	(3,430,401)

	$(1,574,037)	$(1,203,726)	$(6,648,620)	$(3,699,893)

The income tax expense differs from the amount computed by applying the United States statutory corporate income tax rate as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
United States Statutory Corporate
Income Tax Rate	(34.0)%	(34.0)%	(34.0)%	(34.0)%
Permanent Differences	--	--	--	--
Change in Valuation Allowance on
Deferred Tax Assets	34.0%	34.0%	34.0%	34.0%
Effect of Foreign Earnings, Net of
Allowable Credits	(0.8)%	3.3%	(4.1)%	3.6%
Income Tax	(0.8)%	3.3%	(4.1)%	3.6%

The components of deferred tax assets (liabilities) at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010 (Unaudited)	December 31, 2009

Deferred Tax Assets (Liabilities) – Long Term
Net Operating Losses	$779,000	$779,000
Property	(726,317)	(1,092,920)

Valuation Allowance	(779,000)	(779,000)

Net Deferred Tax Liability	$(726,317)	$(1,092,920)

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 8 – INCOME TAXES (CONTINUED)

The Company has established a full valuation allowance on its deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by approximately US $-0- and US $40,000 in the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.

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

 ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001 and 300,000,000 shares of common stock, par value $0.001 per share.   At September 30, 2010 and December 31, 2009 there were 1,000 shares of preferred stock and 150,208,861 common shares issued and outstanding.  The preferred shareholders have the right to appoint one member to the Board of Directors and the right to request the Board of Directors to call for a shareholders’ meeting. The preferred shares were issued in conjunction with the MTMN B.V. property acquisition.

NOTE 10 – RELATED PARTY TRANSACTIONS

At September 30, 2010 and December 31, 2009, the Company had loans payable to related parties of US $767,402 and US $1,758,059, respectively, of which US $700,448 and US $1,364,106, respectively, was payable to two note holders, primarily due to the premiums incurred on the debt modification dated June 30, 2008 (see Note 4). The US $700,448 and US $1,364,106 at September 30, 2010 and December 31, 2009, respectively, is payable on demand and bears interest at 8%.

At March 31, 2010, pursuant to the Assignment signed by the Company, ECM Participations B.V. and Penny International B.V., above loans payable in the amount of € 490,372 (US $659,305) and related accrued interest of € 68,405 (US $91,971) were assigned by ECM to Penny (see Note 4).

In August 2010, pursuant to a Deed of Assignment among the Company, its wholly-owned subsidiary RIE and Schepersmaat Vastgoed B.V., certain rents receivable in the amount of  € 437,143 (US $564,002) owed the Company from Schepersmaat were assigned to Penny and reduced the assigned loans payable in the amount of  € 490,372 (US $659,305) noted above.

Loans payable totaling US $318,995 at December 31, 2009 are unsecured and bear a variable interest rate (Eurobor + 2%). These loans are obligations of RIGP1. (See Note 13).

Loans payable totaling US $66,954 and US $74,958 at September 30, 2010 and December 31, 2009, respectively, are unsecured and are non-interest bearing.

Loans receivable totaling US $59,875 at September 30, 2010 are amounts owed the Company from RIGP1. These loans are unsecured and non-interest bearing.

Effective October 22, 2008, the shareholders approved the appointment of Mr. Lambert Kassing as the new Managing Director of RIE and RIDS.  Mr. Kassing is to provide management services to the Company, as defined in the agreement with Sterk Trading BvbA, for compensation of €15,000 (approximately US $22,000) per month, commencing October 22, 2008, for an indefinite period (with a minimum term of one year),  subject to one month written notice by either party. In June 2010, the Company and Mr. Kassing mutually agreed to increase the monthly compensation to €25,000 (approximately US $32,000) due to an increase in Mr. Kassing’s responsibilities. The Company incurred approximately US $226,000 and US $185,000 in expense under this agreement during the nine months ended September 30, 2010 and 2009, respectively.

On October 22, 2008, the Company entered into a new Legal Services Agreement with SEC ATTORNEYS LLC in which Jerry Gruenbaum, the CEO of the Company is the Managing Member.  Under said Legal Services Agreement, the Company agreed to pay SEC ATTORNEYS LLC €12,500 (approximately US $18,000) per month for one year and thereafter for an indefinite period subject to one month written notice by either party to provide legal service to the Company and to provide a CEO and CFO for the Company. The new agreement became effective December 1, 2008. The Company incurred approximately US $145,000 and US $148,000 in expense under this agreement in the nine months ended September 30, 2010 and 2009, respectively. There is approximately US $519,000 and US $403,000 payable as of September 30, 2010 and December 31, 2009, respectively.

On May 25, 2007 the Company entered into a Consulting Agreement with ECM Participations B.V. [formerly ECM Hoff Holding B.V.] in which the then Managing Director of the Company's subsidiary Royal Invest Europe B.V. is a shareholder, to secure financing for the Company and to fund its planned acquisitions.  ECM was to be paid up to a 2% finders fee for securing funding from a bank, and up to 8% finder's fee for securing funding from investors for the Company. The Company incurred a fee of approximately € 1,594,000 (US $2,352,000) upon the successful completion of funding with the Bank of Scotland. Effective May 20, 2008, the Company and ECM mutually agreed to cancel the Consulting Agreement as it relates to future funding arrangements.  Commissions earned prior to the effective date of the cancellation agreement are due and payable to ECM. At September 30, 2010 and December 31, 2009, € 124,161 (US $169,008) and € 157,322 (US $225,442) is outstanding, respectively. At March 31, 2010, pursuant to the Assignment signed by the Company, ECM Participations B.V. and Penny International B.V. (see Note 4), this amount was assigned by ECM to Penny.

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

On December 31, 2009	€ 100,000	(approximately US $143,000)
On or before January 22, 2010	€ 350,000	(approximately US $502,000)
On or before February 22, 2010	€ 50,000	(approximately US $72,000)
On or before March 22, 2010	€ 50,000	(approximately US $72,000)
On or before April 22, 2010	€ 50,000	(approximately US $72,000)
On or before May 22, 2010	€ 50,000	(approximately US $72,000)
On or before June 22, 2010	€ 50,000	(approximately US $72,000)
On or before July 22, 2010	€ 200,000	(approximately US $287,000)
On or before August 22, 2010	€ 50,000	(approximately US $72,000)
On or before September 22, 2010	€ 50,000	(approximately US $72,000)
On or before October 22, 2010	€ 50,000	(approximately US $72,000)
On or before November 22, 2010	€ 50,000	(approximately US $72,000)
On or before December 22, 2010	€ 50,000	(approximately US $72,000)

ROYAL INVEST INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED

NOTE 12 - COMMITTMENTS AND CONTINGENCIES (CONTINUED)

If the Company makes these payments timely, Bloemers will release the Company from any and all liabilities that have arisen from the purchase agreement dated July 19, 2007. If any payment is not made on or before its due date, an amount of € 650,000 (approximately US $932,000) will be immediately due and payable plus any remaining payments due under the settlement agreement. Additionally, Bloemers will be entitled to the original amounts under the purchase agreement less any amounts already paid plus any additional costs. On July 16, 2010, the Company and Bloemers mutually agreed to revise the aforementioned payment schedule whereas the July 22, 2010 payment due was reduced to € 50,000 and the October 22, 2010 payment due was increased to € 200,000. As of September 30, 2010, the Company has made the required payments and a total of US $408,360 (€ 300,000) is due. In the nine months ended September 30, 2009, the Company paid US $430,558 (€ 315,000) in interest and US $139,420 (€ 102,000) in operating costs, respectively. No interest or operating costs were paid in the nine months ended September 30, 2010. The October 22, 2010 payment of € 200,000 was made by the Company when due.

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
SEPTEMBER 30, 2010
(UNAUDITED

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

NOTE 13 – SALE OF SUBSIDIARY

In August 2010, the Company entered into a purchase agreement with an unrelated party and sold 120 shares (of the 130 shares owned by the Company and outstanding as of that date) of RIGP1 at a purchase price of €1.00. As per the agreement, the sale was treated as effective as of June 30, 2010. The Company will retain ownership of the remaining 10 shares of RIGP1. RIGP1 had an excess of liabilities over assets of approximately US $204,619 (€ 158,594) as of June 30, 2010. The Company recognized a gain on the sale of US $268,377 (including US $63,758 related to comprehensive income on the property damage loss recorded in the nine months ended June 30, 2010). The Company estimated the fair value of the retained investment in RIGP1 at zero. The retained investment in RIGP1, which represents an approximate 8% interest, will be accounted for under the cost method.

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

       In August 2010, effective June 30, 2010, the Company sold its majority ownership in Royal Invest Germany Properties I B.V. (Formerly Rico Staete B.V.).

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

Cash Flow from Operating Activities

Net cash provided by operating activities increased from $1,060,746 for the nine months ended September 30, 2009 to 1,168,244 for the nine months ended September 30, 2010.  The increase is primarily the result of an increase in the net loss from $(3,833,764) for the nine months ended September 30, 2009 to ($6,373,041) for the nine months ended September 30, 2010, the increase in the loss from property damage from $0 for the nine months ended September 30, 2009 to $2,103,466 for the nine months ended September 30, 2010, the decrease in current rent receivable from ($959,246) for the nine months ended September 30, 2009 to ($275,891) for the nine months ended September 30, 2010 and the increase in the accrued interest from $3,394,688 for the nine months ended September 30, 2009 to $4,892,596 for the nine months ended September 30, 2010 .

Cash Flow from Investing Activities

Net cash used in investing activities increased from ($154,967) for the nine months ended September 30, 2010 to ($929,271) for the nine months ended September 30, 2010.   The increase is the result of a decrease for property acquired from ($154,969) for the nine months ended September 30, 2009 to ($912,978) for the nine months ended September 30, 2010,

Cash Flow from Financing Activities

Net cash used in financing activities decreased  from ($540,058) for the nine months ended September 30, 2009 to ($38,348) for the nine months ended September 30, 2010.  The decrease is primarily the result of a decrease from proceeds from loans payable - related party from $596,780 for the nine months ended September 30, 2009 to $18,261 for the nine months ended September 30, 2010,  and an increase in payments on loans to related parties from ($643,706) for the nine months ended September 30, 2009 to ($26,190) for the nine months ended September 30, 2010.

Future Liquidity

Our future liquidity depends significantly on our properties’ occupancy remaining at a level which allows us to make debt payments and have adequate working capital, currently and in the future.  If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.  In the next twelve months, we intend to operate the properties in a similar manner to their operation in recent years.  Cash reserves, which consist of unrestricted cash as shown on our balance sheet, were $556,818 on September 30, 2010.

Property Transactions

Acquisitions

During the quarter ended September 30, 2010, we had no property acquisitions.

         Dispositions

      In August 2010, the Company entered into a purchase agreement with an unrelated party and sold 120 shares (of the 130 shares owned by the Company and outstanding as of that date) of RIGP1 at a purchase price of €1.00. As per the agreement, the sale was treated as effective as of June 30, 2010. The Company will retain ownership of the remaining 10 shares of RIGP1. RIGP1 had an excess of liabilities over assets of approximately US $204,619 (€ 158,594) as of June 30, 2010. The Company recognized a gain on the sale of US $268,377 (including US $63,758 related to comprehensive income on the property damage loss recorded in the six months ended June 30, 2010). The Company estimated the fair value of the retained investment in RIGP1 at zero. The retained investment in RIGP1, which represents an approximate 8% interest, will be accounted for under the cost method.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2010 AS COMPARED TO SEPTEMBER 30, 2009

This section includes our actual results of operations for the quarter ended September 30, 2010 and 2009.  As of September 30, 2010 and 2009, we owned wholly 17 and 18 commercial properties respectively.  We generate substantially all of our operating income from property operations.

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
Revenues	$1,690,577	$2,915,232	$6,258,098	$8,781,605

Operating Services	870,676	801,508	2,223,098	2,337,009
Real Estate Taxes	42,818	65,088	139,665	148,285
General and Administrative	411,665	482,756	1,598,411	1,938,295
Depreciation	393,212	632,620	1,297,085	1,999,842

Operating Income (Loss)	(27,794)	933,260	999,839	2,358,174

Net Other Expenses	(1,546,243)	(2,136,986)	(7,648,459)	(6,058,067)

Loss Before Income Taxes	(1,574,037)	(1,203,726)	(6,648,620)	(3,699,893)
Provision for Income Taxes (Benefit)	(12,341)	39,834	(275,579)	133,871
Net Loss	$(1,561,696)	$(1,243,560)	$(6,373,041)	$(3,833,764)

Our net loss for the three quarters ended September 30, 2010 and 2009 was $(6,373,041) and $(3,833,764), respectively.  Revenues decreased from $8,781,605 for the quarter ended September 30, 2009 to $6,258,098 for the quarter ended September 30, 2010.

Rental Income and Tenant Reimbursements

Rental income from continuing operations for the quarter ended September 30, 2010 and 2009 were $1,373,271 and $2,687,065, respectively.

General and Administrative Expenses

General and administrative expenses from continuing operations for the quarter ended September 30, 2010 and 2009 were $411,665 and $482,756, respectively.

Property Taxes

Property taxes from continuing operations for the quarter ended September 30, 2010 and 2009 were $42,818 and $65,088, respectively.

Depreciation

Depreciation expense from continuing operations for the quarter ended September 30, 2010 and 2009 were $393,212 and $632,620, respectively.

Interest Expense

Interest expense from continuing operations for the quarter ended September 30, 2010 and 2009 were $1,703,271 and $2,005,328, respectively.

Contractual Obligations and Commercial Commitments

The Company has mortgages which are collateralized by most of the Company’s rental properties. As of September 30, 2010 and December 31, 2009 all of the Company’s properties, with a net book value of approximately US $82 million and US $93 million, respectively, are encumbered by the Company’s mortgages. Payments on mortgages are generally due in quarterly installments of principal and interest, or interest only.

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

At December 31, 2009, future minimum rentals to be received under non-cancelable operating leases over the next five years and in the aggregate are as follows:

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

ITEM 4    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - As of September 30, 2010, we, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2010.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010.  In making this assessment, management used the criteria established in Internal Controls-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on management’s assessment and the criteria established by COSO, management believes that we maintained effective internal control over financial reporting as of September 30, 2010.

Changes in Internal Control Over Financial Reporting- There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    The Company has not sold any equity securities during the quarter ended September 30, 2010.  Information with respect to previously reported sales prior to January 1, 2010 may be found in the Company’s prior filings.

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

ITEM 4             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the second quarter of the year ended September 30, 2010.

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

ROYAL INVEST INTERNATIONAL CORP.
(Registrant)

Date: November 22, 2010	By: /s/ JERRY GRUENBAUM
Jerry Gruenbaum
Chief Executive Officer and

Date: November 22, 2010	By: /s/ NATHAN LAPKIN
Nathan Lapkin
President and Chief Financial Officer
and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/Jerry Gruenbaum	Jerry Gruenbaum	CEO & Chairman	November 22, 2010
of the Board

/s/Nathan Lapkin	Nathan Lapkin	President, CFO,	November 22, 2010
& Director